Form 10-Q
period 2012-10-31
Line Up Advertisement, Inc.
filed 2012-12-04
CIK 1552358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	October 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-182566

Line Up Advertisement, Inc.
(Exact name of registrant as specified in its charter)

Nevada			32-0378469
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2360 Corporate Circle, Suite 400, Henderson, Nevada 89704
(Address of principal executive offices) (Zip Code)

(702) 478-2122
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                         Yes[  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as November 30, 2012 was 7,760,000 shares of common stock, $0.001 par value, issued and outstanding.

LINE UP ADVERTISEMENT, INC.

QUARTERLY REPORT

LINE UP ADVERTISEMENT, Inc.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

October 31, 2012

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

LINE UP Advertisement, Inc.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	October 31, 2012	April 30, 2012
		(Audited)

ASSETS

CURRENT ASSETS
Cash	$2,645	$7,000
TOTAL CURRENT ASSETS	$2,645	$7,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,250	$6,250
Due to Related Party	685	625
TOTAL CURRENT LIABILITIES	$2,935	$6,875

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
7,760,000 shares of common stock at October 31, 2012
and 7,500,000 shares at April 30, 2012.	$7,760	$7,500
Additional Paid in Capital	4,940	-
Deficit accumulated during the development stage	(12,990)	(7,375)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(290)	$125
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$2,645	$7,000

The accompanying notes are an integral part of these financial statements

LINE UP Advertisement, Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

			Cumulative results
	Three months	Six months	from inception
	ended	ended	(April 17, 2012) to
	October 31, 2012	October 31, 2012	October 31, 2012
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$3,000	$3,115	$4,240
Professional Fees	2,250	2,500	8,750
Total Expenses	$5,250	$5,615	$12,990

NET LOSS	$(5,250)	$(5,615)	$(12,990)

Provision for Income Tax	-	-	-
NET LOSS, AFTER PROVISION FOR INCOME TAX	$(5,250)	$(5,615)	$(12,990)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$7,608,380	7,554,190

The accompanying notes are an integral part of these financial statements

LINE UP Advertisement, Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception on April 17, 2012 to October 31, 2012

Unaudited

				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance at inception - April 17, 2012	-	-	-	-	-

Founder's shares issued for cash at $0.001
per share on April 25, 2012	7,500,000	$7,500	$ -	$ -	$7,500

Net loss for the period from inception
to April 30, 2012				(7,375)	(7,375)

Balance, April 30, 2012	7,500,000	$7,500	$ -	$ (7,375)	$125
Common Shares issued for cash in
September 2012, at $0.02 per share	260,000	260	4,940	-	5,200

Net loss for the period ended
October 31, 2012	-	-	-	(5,615)	(5,615)

Balance, October 31, 2012	7,760,000	$7,760	$4,940	$ (12,990)	$ (290)

The accompanying notes are an integral part of these financial statements

LINE UP Advertisement, Inc.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

		Cumulative results
	Six months	from inception
	ended	April 17, 2012 to
	October 31, 2012	October 31, 2012

OPERATING ACTIVITIES
Net loss	$(5,615)	$(12,990)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on behalf of Company by related party	60	685
Increase (decrease) in accrued expenses	$(4,000)	$2,250
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(9,555)	$(10,055)

FINANCING ACTIVITIES
Proceeds from sale of common stock	5,200	12,700
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$5,200	$12,700

NET INCREASE (DECREASE) IN CASH	$(4,355)	$2,645

CASH, BEGINNING OF PERIOD	$7,000	$-

CASH, END OF PERIOD	$2,645	$2,645

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

LINE UP Advertisement, Inc.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

October 31, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The Company was incorporated in the State of Nevada as a for-profit Company on April 17, 2012 and established a fiscal year end of April 30. It is a development-stage Company that intends to provide televisions that will stream advertisements for patrons outside the nightclub line-ups.

The Company is currently in the development stage as defined under FASB ASC 915-10, 'Development Stage Entities' and as yet has no products.  All activities of the Company to date relate to its organization, initial funding and share issuances.

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $290, an accumulated deficit of $12,990 and net loss from operations since inception of $12,990. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

LINE UP Advertisement, Inc.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

October 31, 2012

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

The number of issued and outstanding common shares as at October 31, 2012 was 7,760,000 and 7,500,000 as at April 30, 2012

In April 2012, the Company issued 7,500,000 founder’s shares at $0.001 for net funds to the Company of $7,500.

In September 2012, the Company issued 260,000 shares at $0.02 per share for net funds to the Company of $5,200.

As of October 31, 2012, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – LOAN PAYABLE – RELATED PARTY LOAN

The Company has received $685 as at October 31, 2012 ($625 as at April 30, 2012) as expenses paid by a related party. The amount is repayable on demand and without interest.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Summary Information

Line up Advertisement, Inc. (“LUA, “we”, “the Company”) was incorporated in the State of Nevada as a for-profit Company on April 17, 2012 and established a fiscal year ending April 30th. We have shared office services located at 2360 Corporate Circle, Suite 400, Henderson, Nevada, 89074, our telephone number is 702-478-2122 and our fax number is 702-946-0358 The Company does not own or rent any property.

We are a development-stage Company that intends to provide televisions that will stream advertisements for patrons outside the nightclub line ups. The idea is to showcase pictures of their particular nightclub scene, special events, deals on drink specials, advertisements from local businesses and other companies. We plan on providing the televisions at no cost for the club and generate revenue through the sale of advertisements from local restaurants, cigarette companies, alcohol companies, clothing companies, ads for sports and entertainment events, etc.

As of the date of this prospectus, we have not yet contacted any possible client. Furthermore, we have not yet developed our systems and services. The Company has not yet implemented its business model and to date has generated no revenues.

Results of Operations

As of October 31, 2012 we had $2,645 in cash, with liabilities of $2,935, as compared to $7,000 in cash and $6,875 in liabilities at April 30, 2012. At October 31, 2012, Mr Tome has lent the Company $685 to cover expenses, as compared to $625 at April 30, 2012. Mr. Tome has lent the Company $685 dollars to cover incorporation and start-up fees. The funds provided to the Company by the President have no interest and no fixed repayment date.

The Company incurred expenses in the amount of $5,250 during the three month period ending October 31, 2012 and $5,615 during the six month period ending October 31, 2012. The total expenses accumulated since inception is $12,990.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 5,000,000 of or our common stock for sale to the public.  Our registration statement became effective on August 29, 2012 and we are in the process of seeking equity financing to fund our operations over the next 12 months. We have issued 260,000 shares in September 2012, totaling $5,200.

Our officer and director has committed to advancing funds (up to $15,000) for the next twelve months to cover expenses to maintain the reporting status current with the SEC. Mr. Tome is willing to lend the full amount of these funds to the Company as the expenses are incurred, if necessary or if no other proceeds are obtained by the Company, regardless of the amount raised through this offering. However, there is no contract in place or written agreement with Mr. Tome and the funds expressed in the above president’s verbal commitment, would be in the form of a non-secured loan and would have no interest and no fixed repayment date.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

We are exclusively dependent upon the success of the anticipated offering described herein. Therefore, the failure thereof would result in need to seek capital from other resources such as debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage Company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing.  If the Company cannot raise additional proceeds via a private placement of its common stock or secure debt financing, it would be required to cease business operations. As a result, investors would lose all of their investment.

Plan of Operation

Our net proceeds (Gross proceeds less Expenses related to this offering, estimated at a fixed cost of $7,636 and Expenses to maintain our reporting status for 12 months after effective date, estimated at a fixed cost of $14,400) are planned to be invested in the following order of importance and the objective of each step:

Market Research	2 months

Equipment Purchase	2 months

Tests and website development	3 months

Secure Contracts with nightclub owners	2 months

Search for local business for initial advertisement	3 months

TOTAL	12 months

Estimated time frame for completion of each step of our Plan of Operations.

-

Market research

We plan to have a detailed ‘map’ of night clubs locations and possible local businesses that could benefit from our services. We expect to understand the demographic of the clubs and we also plan to interview patrons who attend and frequent the club, to have an idea of how long they believe they usually stand in line and the usual time frame that people stand outside on particular evenings of operation. Gathering this information is essential to the Company so we can make the proper decisions and outline the best strategies for our Business. The Company’s president will be responsible to conduct the Market Research and/or hire an independent Company to perform this task if finances allow.

We expect to spend between $550 and $25,000 in our Market Research, depending on the funds from the sale of the offered shares herein.

-

Equipment purchase

The company estimates that the cost for each outdoor weather proof TV case will range from $1,000 to $6,000; depending on the manufacturer and TV size.

TV’s are widely available and they range in price, depending on the brand and size, from $500 to $3,000.

The Company’s president will be responsible for the equipment purchase.

The Company expects to invest between $1,000 and $32,000 for purchase of equipment, depending on the funds from the sale of the offered shares herein.

-

Tests and website development

After we acquire the initial necessary equipment, we plan on running tests simulating actual situations, such as visibility of the TV in different positions, finding the best possible placement for the TV. We may also consider weather conditions, lighting among other factors that may arise.

After we have successfully tested our systems, we intend to finalize our website (www.lineupad.com), currently under construction, including a detailed explanation of our systems with pictures and videos.

We plan on hiring third party technicians and/or engineers to help with the tests and a third party web developer to finalize our website. The president will be responsible to hire the third party personnel and he will oversee all the development. The president may be responsible to run all the tests, depending on the funds available to the Company.

We intend to allocate between $504 and $6,500 for our tests and website costs, depending on the funds from the sale of the offered shares herein.

-

Secure contracts with nightclub owners

After we decide on a pre-set system and standards for our services and products, we believe that we will have a better understanding of the functionality of our business. At that time, we may be able to present our idea in a more organized manner, and instruct how it will work. These factors would give us a better chance to secure contracts with club owners and managers.

The Company’s president will deal with all negotiations and he may decide to hire sub-contracted sales personnel, if finances allow.

We expect to allocate $450 and $6,000 to cover costs related to securing contracts with nightclub owners, depending on the funds from the sale of the offered shares herein.

-

Search for local businesses for initial advertisement

After securing our initial club contract and setting our first TV(s) up, we plan on finding advertisements from local businesses, such as after hour stores, late night eateries, taxi companies, etc. We estimate that a video to be used for our TV’s can be produced and edited in no more than 7 days.

We believe that our cost to produce the video advertisements will be very low, because we could use existing material from the advertising client’s website or simply use pictures and or videos to be provided by the client (nowadays, digital pictures and videos are very accessible).

The Company’s president will deal with all the negotiations and he may decide to hire sub-contracted sales personnel, if finances allow. Mr. Tome will be responsible for editing the videos.

We plan on investing between $400 and $7,300 to search for local businesses for initial advertisement, depending on the funds from the sale of the offered shares herein.

-

Office supplies, Stationery, Telephones, Internet

We intend to allocate between $60 and $1,164 to cover these costs, at the president’s discretion, depending on the funds from the sale of the offered shares herein.

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and has no current material commitments.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.

The material weaknesses in our disclosure control procedures are as follows:

1.           Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.            Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•

 Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

•

 Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Controls over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None

Item 4. (Removed and Reserved)

Item 5. Other Information

    None

Item 6. Exhibits

Exhibit No.	Document Description
3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[1]     Incorporated by reference from the Company’s filing with the Commission on July 06, 2012.

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Line Up Advertisement, Inc.

/s/ Vagner Gomes Tome

Vagner Gomes Tome

President and Director,

Principal Executive Officer,

Principal Financial Officer,

Principal Accounting Officer

Dated: November 30, 2012