Form 10-Q
period 2013-01-31
Line Up Advertisement, Inc.
filed 2013-03-01
CIK 1552358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	January 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-182566

Line Up Advertisement, Inc.
(Exact name of registrant as specified in its charter)

Nevada			32-0378469
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

Yes|X|No|_| |

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as February 15, 2013 was 7,760,000 shares of common stock, $0.001 par value, issued and outstanding.

LINE UP ADVERTISEMENT, INC.

QUARTERLY REPORT

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

January 31, 2013

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	January 31, 2013	April 30, 2012
		(Audited)

ASSETS

CURRENT ASSETS
Cash	$395	$7,000
TOTAL CURRENT ASSETS	$395	$7,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,049	$6,250
Due to Related Party	685	625
TOTAL CURRENT LIABILITIES	$5,734	$6,875

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
7,760,000 shares of common stock at January 31, 2013
and 7,500,000 shares at April 30, 2012.	$7,760	$7,500
Additional Paid in Capital	4,940	-
Deficit accumulated during the development stage	(18,039)	(7,375)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(5,339)	$125
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$395	$7,000

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

			Cumulative results
	Three months	Nine months	from inception
	ended	ended	(April 17, 2012) to
	January 31, 2013	January 31, 2013	January 31, 2013
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$2,799	$5,914	$7,039
Professional Fees	2,250	4,750	11,000
Total Expenses	$5,049	$10,664	$18,039

NET LOSS	$(5,049)	$(10,664)	$(18,039)

Provision for Income Tax	-	-	-
NET LOSS, AFTER PROVISION FOR INCOME TAX	$(5,049)	$(10,664)	$(18,039)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$7,760,000	7,622,793

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception on April 17, 2012 to January 31, 2013

Unaudited

				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance at inception - April 17, 2012	-	-	-	-	-

Founder's shares issued for cash at $0.001
per share on April 25, 2012	7,500,000	$ 7,500	$ -	$ -	$ 7,500

Net loss for the period from inception
to April 30, 2012				(7,375)	(7,375)

Balance, April 30, 2012	7,500,000	$ 7,500	$ -	$ (7,375)	$ 125
Common Shares issued for cash in
September 2012, at $0.02 per share	260,000	260	4,940	-	5,200

Net loss for the period ended
January 31, 2013	-	-	-	(10,664)	(10,664)

Balance, January 31, 2013	7,760,000	$ 7,760	$ 4,940	$ (18,039)	$ (5,339)

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

		Cumulative results
	Nine months	from inception
	ended	April 17, 2012 to
	January 31, 2013	January 31, 2013

OPERATING ACTIVITIES
Net loss	$(10,664)	$(18,039)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on company's behalf by related party	60	685
Increase (decrease) in accrued expenses	$(1,201)	$5,049
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(11,805)	$(12,305)

FINANCING ACTIVITIES
Proceeds from sale of common stock	5,200	12,700
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$5,200	$12,700

NET INCREASE (DECREASE) IN CASH	$(6,605)	$395

CASH, BEGINNING OF PERIOD	$7,000	$-

CASH, END OF PERIOD	$395	$395

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

January 31, 2013

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $5,339, an accumulated deficit of $18,039 and net loss from operations since inception of $18,039. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

LINE UP ADVERTISEMENT, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

January 31, 2013

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  As of January 31, 2013 and April 30, 2012, there were 7,760,000 and 7,500,000 shares, respectively, issued and outstanding.

In April 2012, the Company issued 7,500,000 founder’s shares at $0.001 for net funds to the Company of $7,500.

In September 2012, the Company issued 260,000 shares at $0.02 per share for net funds to the Company of $5,200.

As of January 31, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – LOAN PAYABLE – RELATED PARTY LOAN

The Company has received $685 as at January 31, 2013 ($625 as at April 30, 2012) as expenses paid by a related party. The amount is repayable on demand and without interest.

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

Results of Operations

As of January 31, 2013 we had $395 in cash, with liabilities of $5,734, as compared to $7,000 in cash and $6,875 in liabilities at April 30, 2012. At January 31, 2013, Mr Tome has lent the Company $685 to cover expenses, as compared to $625 at April 30, 2012. Mr. Tome has lent the Company $685 dollars to cover incorporation and start-up fees. The funds provided to the Company by the President have no interest and no fixed repayment date.

The Company incurred expenses in the amount of $5,049 during the three month period ending January 31, 2013 and $10,664 during the nine month period ending January 31, 2013. The total expenses accumulated since inception is $18,039.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Dated: March 01, 2013