Form 10-K
period 2013-04-30
Line Up Advertisement, Inc.
filed 2013-08-28
CIK 1552358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	April 30, 2013
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-182566
Line Up Advertisement, Inc.
(Exact name of registrant as specified in its charter)
Nevada		32-0378469
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2108 Santolan St. San Antonio Village, Makati City, Philippines
(Address of principal executive offices) (Zip Code)

(702) 478-2122
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.

Yes |X| No |_| (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
Yes |X| No |_|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:  As of April 30, 2013, the aggregate value of voting and non-voting common equity held by non-affiliates was $12,700.

LINE UP ADVERTISEMENT, INC.

ANNUAL REPORT

PART IV
Item 15	Exhibits and Financial Statement Schedules	23

[2]

PART I

ITEM 1: BUSINESS

On April 17, 2012, Mr. Vagner Gomes Tome, president and sole director, incorporated the Company in the State of Nevada and established a fiscal year end of April 30th. On May 23, 2013 the Company accepted the resignation of Vagner Gomes Tome as the sole director and officer of the Company and accepted the appointment of Joelyn Alcantara to serve in his stead. The objective of this corporation remains to introduce advertisement in nightclub line-ups.

We are a development-stage Company that intends to provide TVs streaming advertisements for the customers lining up on the outside of the nightclubs. The idea is to showcase pictures of that particular club scene, special events, deals on drink specials and advertisements from local businesses and other companies. We plan on providing the TV at no cost to the club and generate revenue through the sale of advertisements from local restaurants, cigarette companies, alcohol companies, clothing companies, ads for sports and entertainment events, etc.

As of the date of this prospectus, we have not yet contacted any possible client. Furthermore, we have not yet developed our systems and services. The Company has not yet implemented its business model and to date has generated no revenues.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.  We have no plans to change our business activities.

Our president and director has invested $7,500 in the Company. A total of 32 other investors have invested a further $5,200 in the Company through the purchase of common shares. At the present time, we have not made any arrangements to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

Plan of Operation

After we have raised enough funds to start this plan of operations, we plan to accomplish the following steps:

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

[3]

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

We plan on hiring third party technicians and/or engineers to help with the tests and a third party web developer to finalize our website. The president will be responsible to hire the third party personnel and she will oversee all the development. The president may be responsible to run all the tests, depending on the funds available to the Company.

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

[4]

The Company’s president will deal with all negotiations and she may decide to hire sub-contracted sales personnel, if finances allow.

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

The Company’s president will deal with all the negotiations and she may decide to hire sub-contracted sales personnel, if finances allow. Mr. Tome will be responsible for editing the videos.

We plan on investing between $400 and $7,300 to search for local businesses for initial advertisement, depending on the funds from the sale of the offered shares herein.

- Office supplies, Stationery, Telephones, Internet

We intend to allocate between $60 and $1,164 to cover these costs, at the president’s discretion, depending on the funds from the sale of the offered shares herein.

After successfully completing the above described steps, we believe we will start generating revenue.

As of the date of this filing, the Company has generated no revenues and has not entered into any agreement, arrangement or understanding with any third party Company. The Company has raised $12,700 in cash to initiate its business plan through the sale of its common stock.  The amount raised from our stock offering is insufficient and we will need additional cash to continue to implement our business plan. Failure to raise funds will require the Company to cease operations. Other than as described in this paragraph, we have no other financing plans.

Management does not plan to hire additional employees at this time. Our President will be responsible for the initial product sourcing. We intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.  We will use third party web designers to build and maintain our website.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

[5]

ITEM 2. PROPERTIES

We do not own any real estate or other properties. The Company’s office is located at 2360 Corporate Circle, Suite 400, Henderson, Nevada, 89074.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4.  (REMOVE AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of April 30, 2013 the Company had thirty-two (32) active shareholders of record.  The company has not paid cash dividends and has no outstanding options.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This annual report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business.

The Company is presenting this offering in order to raise capital. The company will fail if funds are not either raised in this offering or by loans, either from the President or from other interested parties. If we are unable to raise enough funds through this offering, the Company would have to seek additional capital through debt or equity.

As of April 30, 2013, LUA had $395 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for

[6]

the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If LUA is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in LUA having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because LUA is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If LUA cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in LUA common stock would lose all of their investment.

The development of our services will start over the next 12 months after raising enough funds. LUA does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended April 30, 2013.  As of the fiscal year ended April 30, 2013 we had $395 of cash on hand in the bank compared to $7,000 at the fiscal year ended April 30, 2012. We incurred operating expenses in the amount of $15,692 and $7,375 in the fiscal year ended April 30, 2013 and April 30, 2012 respectively. These operating expenses were comprised of professional fees and office and general expenses. Since inception we have incurred operating expenses of $23,067.

LUA has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $100,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $14,400 over this same period. The officer and director, Joelyn Alcantara has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[7]

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

April 30, 2013

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO AUDITED FINANCIAL STATEMENTS

[8]

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Line Up Advertisement, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Line Up Advertisement, Inc. (A Development Stage Company) as of April 30, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended April 30, 2013 and from inception on April 17, 2012 through April 30, 2012 and April 30, 2013. Line Up Advertisement, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Line Up Advertisement, Inc. (A Development Stage Company) as of April 30, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended April 30, 2013 and from inception on April 17, 2012 through April 30, 2012 and April 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at April 30, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

August 26, 2013

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

[9]

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

BALANCE SHEETS
Audited

	April 30, 2013	April 30, 2012

ASSETS

CURRENT ASSETS
Cash	$395	$7,000
TOTAL CURRENT ASSETS	$395	$7,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,599	$6,250
Due to related party	1,163	625
TOTAL CURRENT LIABILITIES	$10,762	$6,875

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
7,760,000 shares at April 30, 2013 & 7,500,000 at April 30, 2012	$7,760	$7,500
Additional Paid in Capital	4,940	-
Deficit accumulated during the development stage	(23,067)	(7,375)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(10,367)	$125
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$395	$7,000

The accompanying notes are an integral part of these financial statements

[10]

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Audited

		From	Cumulative results
	Year	Inception (April 17, 2012)	from inception
	ended	to	(April 17, 2012) to
	April 30, 2013	April 30, 2012	April 30, 2013
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$6,692	$1,125	$7,817
Professional Fees	9,000	6,250	15,250
Total Expenses, before provision of income taxes	$15,692	$7,375	$23,067

Provision for income taxes	-	-	-

NET LOSS	$(15,692)	$(7,375)	$(23,067)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	7,648,164	3,214,286

The accompanying notes are an integral part of these financial statements

[11]

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (April 17, 2012) to April 30, 2013

Audited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance on inception, April 17, 2012	-	$-	$-	$-	$-	$-

Founder's shares issued for cash at $0.001
per share on April 25, 2012	7,500,000	7,500	-	-	-	7,500

Net loss for the period from inception to April 30, 2012	-	-	-	-	(7,375)	(7,375)

Balance, April 30, 2012	7,500,000	$7,500	$-	$-	$(7,375)	$125
Common Shares issued for cash in
September 2012, at $0.02 per share	260,000	260	4,940	-	-	5,200

Net loss for the year ended
April 30, 2013	-	-	-	-	(15,692)	(15,692)

Balance, April 30, 2013	7,760,000	$7,760	$4,940	$-	$(23,067)	$(10,367)

The accompanying notes are an integral part of these financial statements

[12]

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Audited

		From	Cumulative Results from
	Year ended	Inception (April 17, 2012)	Inception (April 17, 2012) to
	April 30, 2013	April 30, 2012	April 30, 2013

OPERATING ACTIVITIES
Net loss	$(15,692)	$(7,375)	$(23,067)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	537	625	1,163
Increase (decrease) in accrued expenses	3,349	6,250	9,599

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(11,805)	$(500)	$(12,305)

FINANCING ACTIVITIES
Proceeds from sale of common stock	5,200	7,500	12,700
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$5,200	$7,500	$12,700

NET INCREASE (DECREASE) IN CASH	$(6,605)	$7,000	$395

CASH, BEGINNING OF PERIOD	$7,000	$-	$-

CASH, END OF PERIOD	$395	$7,000	$395

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2013

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on April 17, 2012 and established a fiscal year end of April 30. It is a development-stage Company, as defined under FASB ASC 915-10, "Development Stage Entities", which intends to provide televisions that will stream advertisements for patrons outside the nightclub line ups.

The Company presently has no products.  All activities of the Company relate to its organization, initial funding and share issuances.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying balance sheets, statements of operations, stockholders' equity (deficit) and cash flows include all adjustments, consisting only of normal recurring items, for their fair presentation in conformity with accounting principles generally accepted in the United States. These financial statements are presented in United States dollars.

Advertising

Advertising costs are expensed as incurred.  As of April 30, 2013 and 2012, no advertising costs have been incurred.

Property

The Company does not own or rent any property.  The office space is provided by the president at no charge.

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

LINE UP ADVERTISEMENT, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Recent Accounting Pronouncements

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $10,367, an accumulated deficit of $23,067 and net loss from operations since inception of $23,067. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company funded its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

LINE UP ADVERTISEMENT, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2013

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of April 30, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

On April 25, 2012 the Company issued 7,500,000 Founder's shares for cash at $0.001 per share. In September 2012 the Company issued 260,000 common shares for cash at $0.02 per share.

On April 30, 2013, the Company had 7,760,000 common shares issued and outstanding and on April 30, 2012 7,500,000 Founder's shares.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of April 30, 2013 and 2012, the Company has received $1,163 and $625, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

NOTE 7 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2013 and 2012 are as follows:

	April 30, 2013	April 30, 2012

Net operating loss carry forward	23,067	7,375
Effective Tax rate	35%	35%
Deferred Tax Assets	8,073	2,581
Less: Valuation Allowance	(8,073)	(2,581)
Net deferred tax asset	$ 0	$ 0

The net federal operating loss carry forward will expire between 2032 and 2033.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

LINE UP ADVERTISEMENT, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2013

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditors are Seale and Beers, CPAs, operating from their offices in Las Vegas, NV.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter. Our auditor’s report on our April 30, 2013 financial statements expresses an opinion that substantial doubt exists as to whether the company can continue as an ongoing business.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures which is identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of April 30, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting is not effective as of April 30, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of April 30, 2013, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of April 30, 2013 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal controls over financial reporting that occurred during the year ended April 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors serve until their respective successors are elected and qualified. Our sole officer has been elected by the Board of Directors to a term of one (1) year and serves until her successor is duly elected and qualified, or until she is removed from office. The Board of Directors has no nominating or compensation committees. The Company’s current Audit Committee consists solely of our sole officer and director.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Joelyn Alcantara	52	President, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Joelyn Alcantara has held her offices since May 23, 2013, after Vagner Gomes Tome’s resignation. Directors receive no compensation for serving on the Board of Directors

Background of officers and Directors

Joelyn Alcantara, has been appointed as the sole director and officer of the Company.  Ms. Alcantara holds a Bachelors degree in Commerce and a Masters degree in Finance from University of the Philippines, Manila, Philippines.  From 2003 to the present, she has been the senior lender for Esquire Finance, Manila, Philippines, where she has been responsible for administrative matters for small business financing and loans.  Prior to this, from 1992-2003, Ms. Alcantara was a lending officer for Crisostomo Lending Agency, based in Quezon City, Philippines, where she was primarily responsible for financing and loan applications for small businesses borrowers.

Ms. Alcantara is not director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Line Up Advertisement, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11.   EXECUTIVE COMPENSATION.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer and director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Joelyn Alcantara, 2108 Santolan St. San Antonio Village Makati City, Philippines	7,500,000	98.52%
	All Beneficial Owners as a Group (1 person)	7,500,000	98.52%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by her will be available for any specific length of time in the future.  Ms. Alcantara anticipates devoting at a minimum of ten hours per week to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal year ended April 30, 2013 we expect to incur approximately $3,500 in fees to our principal independent auditors for professional services rendered in connection with the audit of financial statements.

During the fiscal year ended April 30, 2013, we incurred $3,000 in fees for professional services rendered by our principal independent auditors for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of Line Up Advertisement, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)

3.2	Bylaws of Line Up Advertisement, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS***

101.SCH***   XBRL Taxonomy Extension Schema

101.CAL***   XBRL Taxonomy Extension Calculation Linkbase

101.DEF***   XBRL Taxonomy Extension Definition Linkbase

101.LAB***    XBRL Taxonomy Extension Label Linkbase

101.PRE***   XBRL Taxonomy Extension Presentation Linkbase

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

***   Includes the following materials contained in this Annual Report on Form 10-K for the fiscal year ended April 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Line Up Advertisement, Inc.

By:      /s/ Joelyn Alcantara

 -------------------------------------

Joelyn Alcantara

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  August 27, 2013