Form 10-Q
period 2013-07-31
Line Up Advertisement, Inc.
filed 2013-09-13
CIK 1552358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	July 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-182566

Line Up Advertisement, Inc.
(Exact name of registrant as specified in its charter)

Nevada			32-0378469
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as September 10, 2013 was 7,760,000 shares of common stock, $0.001 par value, issued and outstanding.

LINE UP ADVERTISEMENT, INC.

QUARTERLY REPORT

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

July 31, 2013

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	July 31, 2013	April 30, 2013

ASSETS

CURRENT ASSETS
Cash	$95	$395
TOTAL CURRENT ASSETS	$95	$395

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$17,849	$9,599
Due to related party	1,163	1,163
TOTAL CURRENT LIABILITIES	$19,012	$10,762

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
7,760,000 shares at July 31, 2013 & at April 30, 2013	$7,760	$7,760
Additional Paid in Capital	4,940	4,940
Deficit accumulated during the development stage	(31,617)	(23,067)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(18,917)	$(10,367)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$95	$395

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

			Cumulative results
	3 months	3 months	from inception
	ended	ended	(April 17, 2012) to
	July 31, 2013	July 31, 2012	July 31, 2013
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$6,000	$115	$13,817
Professional Fees	2,550	250	17,800
Total Expenses, before provision of income taxes	$8,550	$365	$31,617

Provision for income taxes	-	-	-

NET LOSS	$(8,550)	$(365)	$(31,617)
BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	7,760,000	7,500,000

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (April 17, 2012) to July 31, 2013

Unaudited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number		Paid-in	Subscriptions	development
	of shares	Amount	Capital	Receivable	stage	Total
Balance on inception, April 17, 2012	-	$-	$-	$-	$-	$-

Founder's shares issued for cash at $0.001
per share on April 25, 2012	7,500,000	7,500	-	-	-	7,500

Net loss for the period from inception to April 30, 2012	-	-	-	-	(7,375)	(7,375)

Balance, April 30, 2012	7,500,000	$7,500	$-	$-	$(7,375)	$125
Common Shares issued for cash in September 2012, at $0.02 per share	260,000	260	4,940	-	-	5,200

Net loss for the year ended to April 30, 2013	-	-	-	-	(15,692)	(15,692)

Balance, April 30, 2013	7,760,000	$7,760	$4,940	$-	$(23,067)	$(10,367)

Net loss for the period ended July 31, 2013	-	-	-	-	(8,550)	(8,550)

Balance, July 31, 2013	7,760,000	$7,760	$4,940	$-	$(31,617)	$(18,917)

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	3 months ended	3 months ended	April 17, 2012 (date of inception)
	July 31, 2013	July 31, 2012	to July 31, 2013

OPERATING ACTIVITIES
Net loss	$(8,550)	$(365)	$(31,617)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	-	59	1,163
Increase (decrease) in accrued expenses	8,250	(6,250)	17,849

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(300)	$(6,555)	$(12,605)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	12,700
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$-	$-	$12,700

NET INCREASE (DECREASE) IN CASH	$(300)	$(6,555)	$95

CASH, BEGINNING OF PERIOD	$395	$7,000	$-

CASH, END OF PERIOD	$95	$445	$95

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

July 31, 2013

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $18,917, an accumulated deficit of $31,617 and net loss from operations since inception of $31,617. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs

LINE UP ADVERTISEMENT, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

July 31, 2013

NOTE 3 - CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On April 25, 2012 the Company issued 7,500,000 Founder's shares for cash at $0.001 per share. In September 2012 the Company issued 260,000 common shares for cash at $0.02 per share.

On July 31, 2013 and on April 30, 2013, the Company had 7,760,000 common shares issued and outstanding.

As of July 31, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of July 31, 2013 and April 30, 2013, the Company has received $1,163 and $1,163, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 6 - SUBSEQUENT EVENTS

On August 6, 2013 the president loaned the company a further $5,000.  The loan is interest free and repayable on demand.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no further events to disclose.

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

Results of Operations

As of July 31, 2013 we had $95 in cash, with liabilities of $19,012, as compared to $395 in cash and $10,762 in liabilities at April 30, 2013. At both July 31, 2013 and April 30, 2013, Mr. Vagner Gomes Tome has lent the Company $1,163 to cover expenses. The funds provided to the Company by the former President have no interest and no fixed repayment date.

The Company incurred expenses in the amount of $8,550 during the three month period ending July 31, 2013 and $365 during the three month period ending July 31, 2012. The total expenses accumulated since inception is $31,617.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 5,000,000 of or our common stock for sale to the public.  Our registration statement became effective on August 29, 2012 and we are in the process of seeking equity financing to fund our operations over the next months. We have issued 260,000 shares in September 2012, totaling $5,200.

Our officer and director has committed to advancing funds (up to $15,000) for the next twelve months to cover expenses to maintain the reporting status current with the SEC. Ms. Joelyn Alcantara is willing to lend the full amount of these funds to the Company as the expenses are incurred, if necessary or if no other proceeds are obtained by the Company, regardless of the amount raised through this offering. However, there is no contract in place or written agreement with Ms. Alcantara and the funds expressed in the above president’s verbal commitment, would be in the form of a non-secured loan and would have no interest and no fixed repayment date.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

/s/ Joelyn Alcantara

Joelyn Alcantara

President and Director,

Principal Executive Officer,

Principal Financial Officer,

Principal Accounting Officer

Dated: September 13, 2013