Form 10-K/A
period 2013-04-30
Line Up Advertisement, Inc.
filed 2013-11-14
CIK 1552358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A Amendment No. 1

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2013 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

	Commission file number:	333-182566

Line Up Advertisement, Inc.
(Exact name of registrant as specified in its charter)

	Nevada	32-0378469
	(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

	2108 Santolan St. San Antonio Village, Makati City, Philippines	Not Applicable
	(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 478-2122

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes|_| No|X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes |X| No |_|

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
Yes |X| No| |

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:  As of April 30, 2013, the aggregate value of voting and non-voting common equity held by non-affiliates was $12,700.

SAC 442416155v1

EXPLANATORY NOTE

This Amendment No. 1 to Line Up Advertisement, Inc.’s (the “Company”) Annual Report on Form 10-K/A (this "Amendment") is being filed solely for the purpose of correcting an inadvertent error by amending and restating Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Company's Annual Report on Form 10-K filed on August 28, 2013 (the "Original Annual Report").

Except as described above, no other changes have been made to the Original Annual Report. The Original Annual Report continues to speak as of the date of the Original Annual Report, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report. Currently dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer have been included as exhibits to this Amendment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 30, 2013, regarding the beneficial ownership of the Company’s common stock of (i) each person known to the Company to be the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of more than 5% of the outstanding shares of common stock, (ii) each Director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and Directors of the Company as a group.

Each of the beneficial owners named below has sole voting and investment power with respect to the shares listed.  On April 30, 2013, there were 7,630,000 shares of the Company’s Common Stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Joelyn Alcantara President, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors c/o Line Up Advertisement, Inc. 2108 Santolan St. San Antonio Village, Makati City, Philippines	0	0%
All Officers and Directors as a Group	0	0%

5% Holders
Vagner Gomes Tome Rua Vina del Mar, 823, Sao Bernando do Campo, Sao Paulo, Brazil 09861-570	7,500,000	98.30%

(1)

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.  Pursuant to the rules of the Securities and Exchange Commission, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)

Based on 7,630,000 shares of our Common Stock outstanding as of April 30, 2013.

SAC 442416155v1

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINE UP ADVERTISEMENT, INC.

By:      /s/ Joelyn Alcantara

 -------------------------------------

Joelyn Alcantara

President, Secretary Treasurer, Chief Financial Officer,

and Director (Principal Executive Officer,

Principal Financial Officer and Principal Accounting Officer)

Dated:  November 13, 2013

SAC 442416155v1