Form 10-Q
period 2013-10-31
Line Up Advertisement, Inc.
filed 2013-12-12
CIK 1552358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	October 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-182566

Line Up Advertisement, Inc.
(Exact name of registrant as specified in its charter)

Nevada			32-0378469
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as December 9, 2013 was 7,760,000 shares of common stock, $0.001 par value, issued and outstanding.

LINE UP ADVERTISEMENT, INC.

QUARTERLY REPORT

2

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

October 31, 2013

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	October 31, 2013	April 30, 2013

ASSETS

CURRENT ASSETS
Cash	$4,397	$395
TOTAL CURRENT ASSETS	$4,397	$395

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,849	$9,599
Due to related party	16,917	1,163
TOTAL CURRENT LIABILITIES	$28,766	$10,762

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
150,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
7,760,000 shares at October 31, 2013 & at April 30, 2013	$7,760	$7,760
Additional Paid in Capital	4,940	4,940
Deficit accumulated during the development stage	(37,069)	(23,067)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(24,369)	$(10,367)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$4,397	$395

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	3 months ended	3 months ended	6 months ended	6 months ended	Cumulative results from inception (April 17, 2012) to
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012	October 31, 2013
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$952	$3,000	$6,952	$3,115	$14,769
Professional Fees	4,500	2,250	7,050	2,500	22,300
Total Expenses, before provision of income taxes	$5,452	$5,250	$14,002	$5,615	$37,069

Provision for income taxes	-	-	-	-	-

NET LOSS	$(5,452)	$(5,250)	$(14,002)	$(5,615)	$(37,069)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	7,760,000	7,576,304	7,760,000	7,538,152

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (April 17, 2012) to October 31, 2013

Unaudited

	Common Stock
	Number of		Additional Paid-in	Share Subscriptions	Deficit accumulated during the development
	shares	Amount	Capital	Receivable	stage	Total
Balance on inception, April 17, 2012	-	$-	$-	$-	$-	$-

Founder's shares issued for cash at $0.001 per share on April 25, 2012	7,500,000	7,500	-	-	-	7,500

Net loss for the period from inception to April 30, 2012	-	-	-	-	(7,375)	(7,375)

Balance, April 30, 2012	7,500,000	$7,500	$-	$-	$(7,375)	$125
Common Shares issued for cash in September 2012, at $0.02 per share	260,000	260	4,940	-	-	5,200

Net loss for the year ended to April 30, 2013	-	-	-	-	(15,692)	(15,692)

Balance, April 30, 2013	7,760,000	$7,760	$4,940	$-	$(23,067)	$(10,367)

Net loss for the period ended to October 31, 2013	-	-	-	-	(14,002)	(14,002)

Balance, October 31, 2013	7,760,000	$7,760	$4,940	$-	$(37,069)	$(24,369)

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	6 months ended October 31, 2013	6 months ended October 31, 2012	April 17, 2012 (date of inception) to October 31, 2013

OPERATING ACTIVITIES
Net loss	$(14,002)	$(5,615)	$(37,069)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid on company's behalf by related party	5,000	60	6,163
Increase (decrease) in accrued expenses	2,250	(4,000)	11,849

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(6,752)	$(9,555)	$(19,057)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,200	12,700
Loan from related party	10,754	-	10,754

NET CASH PROVIDED BY FINANCING ACTIVITIES	$10,754	$5,200	$23,454

NET INCREASE (DECREASE) IN CASH	$4,002	$(4,355)	$4,397

CASH, BEGINNING OF PERIOD	$395	$7,000	$-

CASH, END OF PERIOD	$4,397	$2,645	$4,397

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

October 31, 2013

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $24,369, an accumulated deficit of $37,069 and net loss from operations since inception of $37,069. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs
8

NOTE 3 - CAPITAL STOCK

The Company’s capitalization is 150,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On April 25, 2012, the Company issued 7,500,000 Founder's shares for cash at $0.001 per share. In September 2012 the Company issued 260,000 common shares for cash at $0.02 per share.

On October 31, 2013 and on April 30, 2013, the Company had 7,760,000 common shares issued and outstanding.

As of October 31, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

On November 6, 2013 the Company amended the Articles of Incorporation to reflect an increase of the authorized shares of common stock from 75,000,000 shares to 150,000,000 shares.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of October 31, 2013 and April 30, 2013, the Company has received $16,917 and $1,163, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

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

Results of Operations

As of October 31, 2013 we had $4,397 in cash, with liabilities of $28,766, as compared to $395 in cash and $10,762 in liabilities at April 30, 2013. At April 30, 2013, Mr. Vagner Gomes Tome was owed $1,163 and at October 31, 2013 he was owed $6,163. At April 30, 2013 Joelyn Alcantara was owed $0, and at October 31, 2013 she was owed $10,754 The funds provided to the Company by the former President and current President have no interest and no fixed repayment date.

The Company incurred expenses in the amount of $5,452 and $14,002 during the three and six month period ending October 31, 2013 and $5,250 and $5,615 during the three and six month period ending October 31, 2012. The total expenses accumulated since inception is $37,069.

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

-Equipment purchase

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

-Tests and website development

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

-Secure contracts with nightclub owners

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

-Search for local businesses for initial advertisement

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

-Office supplies, Stationery, Telephones, Internet

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Dated: December 12, 2013