Form 10-Q
period 2014-01-31
Line Up Advertisement, Inc.
filed 2014-03-21
CIK 1552358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	January 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-182566

Line Up Advertisement, Inc.
(Exact name of registrant as specified in its charter)

Nevada			32-0378469
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                         Yes[X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as January 31, 2014 was 760,000 shares of common stock, $0.001 par value, issued and outstanding.

LINE UP ADVERTISEMENT, INC.

QUARTERLY REPORT

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

January 31, 2014

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	January 31, 2014	April 30, 2013

ASSETS

CURRENT ASSETS
Cash	$-	$395
TOTAL CURRENT ASSETS	$-	$395

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,891	$9,599
Due to related party	25,685	1,163
TOTAL CURRENT LIABILITIES	$31,576	$10,762

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock Authorized
150,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
760,000 shares at January 31, 2014 & 7,760,000 shares at April 30, 2013	$760	$7,760
Additional Paid in Capital	26,655	4,940
Deficit accumulated during the development stage	(58,991)	(23,067)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(31,576)	$(10,367)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY /(DEFICIT)	$-	$395

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	3 months ended	3 months ended	9 months ended	9 months ended	from inception (April 17, 2012) to
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013	January 31, 2014
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$9,846	$2,799	$16,798	$5,914	$24,615
Professional Fees	12,076	2,250	19,126	4,750	34,376
Total Expenses, before provision of income taxes	$21,922	$5,049	$35,924	$10,664	$58,991

Provision for income taxes	-	-	-	-	-

NET LOSS	$(21,922)	$(5,049)	$(35,924)	$(10,664)	$(58,991)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$-	$(0.01)	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,412,174	7,760,760	6,644,058	7,612,101

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (April 17, 2012) to January 31, 2014

Unaudited

	Common Stock				Deficit accumulated
	Number of		Additional Paid-in	Share Subscriptions	during the development
	shares	Amount	Capital	Receivable	stage	Total
Balance on inception, April 17, 2012	-	$-	$-	$-	$-	$-

Founder's shares issued for cash at $0.001 per share on April 25, 2012	7,500,000	7,500	-	-	-	7,500

Net loss for the period from inception to April 30, 2012	-	-	-	-	(7,375)	(7,375)
Balance, April 30, 2012	7,500,000	$7,500	$-	$-	$(7,375)	$125

Common Shares issued for cash in September 2012, at $0.02 per share	260,000	260	4,940	-	-	5,200

Net loss for the year ended to April 30, 2013	-	-	-	-	(15,692)	(15,692)
Balance, April 30, 2013	7,760,000	$7,760	$4,940	$-	$(23,067)	$(10,367)
Forgiveness of Debt by related parties			14,715			14,715

Common stock retired on December 13, 2013	(7,000,000)	(7,000)	7,000			-

Net loss for the period ended to January 31, 2014	-	-	-	-	(35,924)	(35,924)
Balance, January 31, 2014	760,000	$760	$26,655	$-	$(58,991)	$(31,576)

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	9 months ended	9 months ended	April 17, 2012 (date of inception) to
	January 31, 2014	January 31, 2013	January 31, 2014
OPERATING ACTIVITIES
Net loss	$(35,924)	$(10,664)	$(58,991)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid on company's behalf by related party	24,522	60	25,685
Increase (decrease) in accrued expenses	(3,708)	(1,201)	5,891

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(15,110)	$(11,805)	$(27,415)

FINANCING ACTIVITIES
Proceeds from sale of common stock		5,200	12,700
Contributed capital	14,715		14,715
NET CASH PROVIDED BY FINANCING ACTIVITIES	$14,715	$5,200	$27,415

NET INCREASE (DECREASE) IN CASH	$(395)	$(6,605)	$-
CASH, BEGINNING OF PERIOD	$395	$7,000	$-
CASH, END OF PERIOD	$-	$395	$-

Supplemental cash flow information and noncash financing activities: Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

January 31, 2014

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $31,576, an accumulated deficit of $58,991 and net loss from operations since inception of $58,991. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

On December 13, 2013 the Company retired 7,000,000 Founder's shares of the former President.

On January 31, 2014, the Company had 760,000 & on April 30, 2013 7,760,000 common shares issued and outstanding.

As of January 31, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of January 31, 2014 and April 30, 2013, the Company has received $25,685 and $1,163, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

$14,715 of debts owed to parties related to the previous management were forgiven by them.

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

On December 13, 2013, Vagner Gomes Tome, our founder and former sole executive officer and director, surrendered for cancellation 7,000,000 shares of common stock of the Company. On March 10, 2014, Ms. Alcantara, our current president, acquired the remaining 500,000 shares of common stock of the company formely owned by Vagner Gomes Tome, our former president, for a purchase price of $0.05 per share. Ms. Alcantara is currently the holder of 65.7% of the issued and outstanding shares of common stock of the Company and is the majority shareholder of the Company.

As of the date of this quarterly report, we have not yet contacted any possible client. Furthermore, we have not yet developed our systems and services. The Company has not yet implemented its business model and to date has generated no revenues.

Results of Operations

As of January 31, 2014 we had $0 in cash, with liabilities of $31,576, as compared to $395 in cash and $10,762 in liabilities at April 30, 2013. As of January 31, 2014 and April 30, 2013, the Company has received $25,685 and $1,163, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

$14,715 of debts owed to parties related to the previous management has been forgiven by them.

The funds provided to the Company by the former President and current President have no interest and no fixed repayment date.

The Company incurred expenses in the amount of $21,922 and $35,924 during the three and nine month period ending January 31, 2014 and $5,049 and $10,664 during the three and nine month period ending January 31, 2013. The increase in expenses have been to increased costs related to legal and accounting cost associated with filing quarterly and annual reports. The total expenses accumulated since inception is $58,991.

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

Our officer and director has committed to advancing funds (up to $25,000) for the next twelve months to cover expenses to maintain the reporting status current with the SEC. Ms. Joelyn Alcantara is willing to lend the full amount of these funds to the Company as the expenses are incurred, if necessary or if no other proceeds are obtained by the Company, regardless of the amount raised through this offering. However, there is no contract in place or written agreement with Ms. Alcantara and the funds expressed in the above president’s verbal commitment, would be in the form of a non-secured loan and would have no interest and no fixed repayment date.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None

Item 4. (Removed and Reserved)

Item 5. Other Information

On December 13, 2013, Vagner Gomes Tome, our founder and former sole executive officer and director, surrendered for cancellation 7,000,000 shares of common stock of the Company.

           On March 10, 2014, our current president, Joelyn Alcantara acquired 500,000shares of common stock of the Company formerly owned by Vagner Gomes Tome, our former president,  for a purchase price of $0.05 per share. Ms. Alcantara was the source of the funds used to purchase these shares.

            Pursuant to the transactions described above, Joelyn Alcantaraacquired 65.7% of the issued and outstanding shares of common stock of the Company and became the majority shareholder of the Company thereby.  To our knowledge, there are no arrangements or understandings among Ms. Alcantaraand their associates with respect to election of directors or other matters.  To our knowledge, there are no other arrangements which may result in a subsequent change in control of the Company.

Item 6. Exhibits

Exhibit No.	Document Description
3.1(a)	Articles of Incorporation [1]

3.1(b)	Amendment to Articles of Incorporation [2]

3.2	By-Laws [1]

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[1]     Incorporated by reference from the Company’s Registration Statement on Form S-1 filed on July 6, 2012.

[2]

Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 12, 2013.

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

Dated: March 21, 2014