Form 10-K
period 2014-04-30
Line Up Advertisement, Inc.
filed 2014-07-29
CIK 1552358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	April 30, 2014
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-182566
Line Up Advertisement, Inc.
(Exact name of registrant as specified in its charter)
Nevada		32-0378469
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2108 Santolan St. San Antonio Village, Makati City, Philippines
(Address of principal executive offices) (Zip Code)

(702) 478-2122
(Registrant’s telephone number, including area code)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files.

Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)		Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter:  $13,000.

As of July 15, 2014, 760,000 shares of the registrant’s common stock were outstanding.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K. Forward-looking statements are often identified by words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “plans,” “seek” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” below that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

As used in this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars and, unless otherwise indicated, references to “we,” “our,” “us,” the “Company,” “LUA” or the “Registrant” refer to Line Up Advertisement, Inc., a Nevada corporation.

ITEM 1:

BUSINESS

On April 17, 2012, Mr. Vagner Gomes Tome, our former president and sole director, incorporated the Company in the State of Nevada and established a fiscal year end of April 30th. On May 23, 2013 the Company accepted the resignation of Vagner Gomes Tome as the sole director and officer of the Company and accepted the appointment of Joelyn Alcantara to serve in his stead. The objective of this corporation remains to introduce advertisement in nightclub line-ups.

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

As of the date of this annual filing, we have not yet contacted any possible client. Furthermore, we have not yet developed our systems and services. The Company has not yet implemented its business model and to date has generated no revenues.

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

We expect to spend between $550 and $25,000 in our Market Research.

- Equipment purchase

The company estimates that the cost for each outdoor weather proof TV case will range from $1,000 to $6,000; depending on the manufacturer and TV size.

TV’s are widely available and they range in price, depending on the brand and size, from $500 to $3,000.

The Company’s president will be responsible for the equipment purchase.

The Company expects to invest between $1,000 and $32,000 for purchase of equipment.

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

We intend to allocate between $504 and $6,500 for our tests and website costs.

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

We expect to allocate $450 and $6,000 to cover costs related to securing contracts with nightclub owners.

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

We plan on investing between $400 and $7,300 to search for local businesses for initial advertisement.

- Office supplies, Stationery, Telephones, Internet

We intend to allocate between $60 and $1,164 to cover these costs, at the president’s discretion.

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

ITEM 1A.

RISK FACTORS

Please consider the following risk factors relating to our business and prospects before deciding to invest in our common stock.

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and all of the information contained in this Annual Report on Form 10-K before deciding whether to purchase our common stock. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

The Company should be viewed as a high-risk investment and speculative in nature. An investment in our common stock may result in a complete loss of the invested amount. Please consider the following risk factors before deciding to invest in our common stock.

Risks Associated with Our Financial Condition

Our auditors have issued a going concern opinion and we may not be able to achieve our objectives, since we do not have adequate capital and may have to suspend or cease operations.

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months. Our ability to raise additional financing is unknown. If we do not raise additional capital through private placements of our common stock and/or through debt financing, we believe we will not be able to run our business.

We have incurred losses since inception, and we expect to continue to incur substantial losses for the foreseeable future.

We have a limited operating history and have incurred only losses in the fiscal year that ended April 30, 2014. We anticipate that our business will generate operating losses until we successfully implement our business development strategy and start generating significant additional revenues to support our level of operating expenses. Because of the numerous risks and uncertainties associated with our business development, we are unable to predict certainly when we become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our business.

Risks Related to Investing in Our Company

Because we have a very limited operating history, it is difficult to evaluate your investment in our stock.

Evaluation of our business will be difficult because we have a very limited operating history. We are in the development stage of our business and have yet to begin offering our services. To date, we have no revenues to maintain us without additional capital injection. We can’t pursue a growth strategy before significant revenues are generated. We face a number of risks encountered by early-stage companies, including our need to develop infrastructure to support growth and expansion; our need to obtain long-term sources of financing; our need to disseminate our brand and establish our marketing, sales and support organizations. Our business strategy may not be successful, and we may not successfully address any risk. If we are unable to sustain profitable operations, investors may lose their entire investment.

Investing in the Company is a highly speculative investment and could result in the entire loss of your investment.

An investment in our common stock is highly speculative and involves significant risks. Our common stock should not be purchased by any person who cannot afford the loss of their entire investment. The business objectives of the company are also speculative, and it is possible that we could be unable to satisfy them. The company’s shareholders may be unable to realize a substantial return, or any return whatsoever, and may lose their entire investment.

Because we are small and do not have much capital, our marketing campaign may not be enough to attract sufficient clients to operate profitably. If we do not make a profit, we may have to suspend or cease operations.

Due to the fact we are small and do not have much capital, we must limit our marketing activities and may not be able to make our brand and services known to potential customers. Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

Risks Related to the Company’s Market and Strategy

If we are unable to successfully manage growth, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial and other resources, which to date has occurred with limited working capital. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial condition and to identify potential partners. There can be no absolute assurance that management will be able to manage growth effectively.

If we are unable to continue in the development our services, our business will fail.

If we are unable to continue with our services in order to keep up with the possible changes within our industry, we will not be able to be competitive and our business will fail. There can be no assurance that we will be able to successfully adapt to any possible market change and maintain a competitive position in the market.

We may be unable to scale our operations successfully.

Our plan is to grow rapidly. Our growth will place significant demands on our management and technology development, as well as our financial, administrative and other resources. We cannot guarantee that any of the systems, procedures and controls we put in place will be adequate to support the commercialization of our operations. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.

Risks Associated with Our Business Model

Because we are not established, our services and name have no recognition and we may be prevented from generating revenues, which will reduce the value of your investment.

Because we are a new company with new services and we have not conducted advertising, there is little or no recognition of our name. As a result, consumers may search services other than ours that have brand recognition in the market and we may be unable to generate sufficient revenues to meet our expenses or meet our business plan objectives, which will reduce the value of your investment.

Failure to anticipate or respond to changes in consumer tastes and fashion trends in a timely manner could result in a decrease in future sales, earnings and cash flows.

The nightclub environment is changing rapidly. To be aware of the trends in this market is an important component of the competitive nature of this industry, to which anticipating or responding to changes in a timely manner is imperative. In addition, we may not be able to ensure this new service will gain initial market acceptance or that interest in our services will be sustained. We also may be unable to differentiate our services through styling and other technological equipment due to the possible establishments of new competitors in the advertising market. If we misjudge the market for our services or are unable to differentiate our service offerings, we may lose the market share gained and it may result in a decrease in our gross profit.

A decrease in business from one or more of our significant partners could reduce our sales and earnings and impair our financial condition.

The substantial decrease in the investments from partner agreements, such as restaurants, clothing companies and entertainment events, could reduce our earnings and impair our financial condition, which could affect our business. In the future, these partners may consolidate their business with us.

Existing and future laws or regulations can affect our business.

As with any new service, changes to laws and regulations are often times unpredictable and out of our control. In the case of cigarettes, alcohol and other products and business advertisements, there may be current regulations that the Company must be aware of. As our services grow, governments may begin to enforce stricter regulations – which could ultimately vary from state to state and country to country. Our Company could be directly affected by these new regulations to the point of possibly having to reformat or lose all the business.

In addition, we may not be able to comply with all current and future government regulations which are applicable to our business. Our business operations are subject to all government regulations normally incident to conducting business as well as to governmental laws and regulations applicable to small public companies and their capital formation efforts.

If we cannot provide quality technical support, we could lose customers and our operating results could suffer.

The maintenance of our equipment to provide TVs streaming advertisements may be complex. Accordingly, we need highly trained technical support personnel. Hiring capable and reliable technical support personnel may be difficult due to some factors such as: the limited number of people available with a trained background and ability to understand our systems at a technical level and enough cash flow. If we are unable to attract, train or retain a highly qualified technical services personnel that our business may need, our business and results will suffer.

Our operating results may prove unpredictable.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control. Factors that may cause our operating results to fluctuate significantly include: risk of equipment damage done by vandalism or weather. In those cases, any of these risks could have a material adverse effect on our business, financial condition and operating results.

Because we have no agreement in place with any possible client and/or night club owner, there is no guarantee that our business will succeed.

The success of our business depends on the authorization of the night clubs management to install our TV’s on the outside of their business. Our revenue will be generated from the sale of advertisements. Because we have not yet contacted any night club or possible client, there is absolutely no guarantee that our services will be accepted.

The dependence on hiring the appropriate third parties to perform essential services could result in a material adverse effect on the company’s potential future operations and, consequently, on the company’s business, operating results and financial condition. Further, such third party contractors have no fiduciary duty to our shareholders and may not perform these services as expected. The capacity of certain third parties for these services may be limited for economic or other reasons.

Risks Related to our Common Stock and our Status as a Public Company

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities.  Management believes that its internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules.  Management realize there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

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

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties.

In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock”. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is not listed on any stock exchange and there is no established market for shares of our common stock.  Even if a market for our common stock develops, our common stock could be subject to wide fluctuations.

Our common stock is not listed on any stock exchange.  Although our common stock is quoted on the OTC Pink marketplace, operated by OTC Market Group, Inc., there is no established public market for shares of our common stock, and no trades of our common stock have taken place on OTC Pink.  The liquidity and price of our common stock is expected to be more limited than if such securities were quoted or listed on a national exchange.  No assurances can be given that an active public trading market for our common stock will develop or be sustained.  The trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC stocks and certain major brokerage firms restrict their brokers from recommending OTC stocks because they are considered speculative, volatile and thinly traded. Lack of liquidity will limit the price at which shareholders may be able to sell our common stock.

The price of such common stock could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities.  Such risks could have an adverse affect on the stock’s future liquidity.

We expect to experience volatility in our stock price, which could negatively affect shareholders’ investments.

The market price for shares of our common stock may be volatile and may fluctuate based upon a number of factors, including, without limitation, business performance, news announcements or changes in general market conditions.

Other factors, in addition to the those risks included in this section, that may have a significant impact on the market price of our common stock include, but are not limited to:

442525467

·	quality deficiencies in services;

·	international developments, such as technology mandates, political developments or changes in economic policies;

·	changes in recommendations of securities analysts;

·	government regulations, including stock option accounting and tax regulations;

·	energy blackouts;

·	acts of terrorism and war;

·	widespread illness;

·	proprietary rights or patent litigation;

·	strategic transactions, such as acquisitions and divestitures; or

·	rumors or allegations regarding our financial disclosures or practices.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.  If our stock price is volatile, we may be the target of securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources.

Shareholders should also be aware that, according to SEC Release No. 34-29093, the market for “penny stock,” such as our common stock, has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends.  We presently intend to retain all earnings for our operations.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.

PROPERTIES

We do not own any real estate or other properties. The company has no rent or leased office. Such work is done at the directors home, free of charge.

ITEM 3.

LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4.

(REMOVED AND RESERVED)

442525467

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock is not listed on any stock exchange. Although our common stock is currently quoted on the OTC Pink marketplace operated by OTC Markets Group, Inc., under the symbol “LUAD,” there is no established public market for shares of our common stock, and no trades of our common stock have taken place on the OTC Pink marketplace.  Any quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Approximate Number of Holders of Common Stock

As of April 30, 2014 the Company had sixteen (16) active shareholders of record.  The company has not paid cash dividends and has no outstanding options.

Dividends

We have not declared any cash dividends in the two most recent fiscal years. The declaration of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions. It is our present intention not to pay any cash dividends in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no options, warrants or convertible securities outstanding pursuant to an equity compensation plan.

Recent Sales of Unregistered Securities

None.

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

Overview

On April 17, 2012, Mr. Vagner Gomes Tome, our former president and sole director, incorporated the Company in the State of Nevada and established a fiscal year end of April 30th. On May 23, 2013, the Company accepted the resignation of Vagner Gomes Tome as the sole director and officer of the Company and accepted the appointment of Joelyn Alcantara to serve in his stead. The objective of this corporation remains to introduce advertisement in nightclub line-ups.

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

On December 13, 2013, Vagner Gomes Tome, our founder and president and sole director, surrendered for cancellation 7,000,000 shares of common stock of the Company. On March 10, 2014, Ms. Alcantara, our current president, acquired the remaining 500,000 shares of common stock of the company formely owned by Mr. Vagner Gomes Tome for a purchase price of $0.05 per share. Ms. Alcantara is currently the holder of 65.7% of the issued and outstanding shares of common stock of the Company and is the majority shareholder of the Company.

As of the date of this annual filing, we have not yet contacted any possible clients. Furthermore, we have not yet developed our systems and services. The Company has not yet implemented its business model and to date has generated no revenues.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.  We have no plans to change our business activities.

Plan of Operations

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

We expect to spend between $550 and $25,000 in our Market Research.

- Equipment purchase

The company estimates that the cost for each outdoor weather proof TV case will range from $1,000 to $6,000; depending on the manufacturer and TV size.

TV’s are widely available and they range in price, depending on the brand and size, from $500 to $3,000.

The Company’s president will be responsible for the equipment purchase.

The Company expects to invest between $1,000 and $32,000 for purchase of equipment.

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

We intend to allocate between $504 and $6,500 for our tests and website costs.

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

We expect to allocate $450 and $6,000 to cover costs related to securing contracts with nightclub owners.

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

We plan on investing between $400 and $7,300 to search for local businesses for initial advertisement.

- Office supplies, Stationery, Telephones, Internet

We intend to allocate between $60 and $1,164 to cover these costs, at the president’s discretion.

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

442525467

Results of Operations for the Fiscal Years Ended April 30, 2014 and 2013

Revenue

We did not generate any revenue during the fiscal years ended April 30, 2014 and 2013.

Expenses

We incurred operating expenses in the amount of $41,377 and $15,692 during the fiscal years ended April 30, 2014 and 2013 respectively. These operating expenses were comprised of professional fees and office and general expenses. The increase in expenses related to increased legal and accounting costs associated with filing quarterly and annual reports. Since inception we have incurred operating expenses of $64,444.

Net Loss

We incurred a net loss of $41,377 and $15,692 during the fiscal years ended April 30, 2014 and 2013 respectively.  Since inception, we have incurred a net loss of $64,444.

Liquidity and Capital Resources

As of the fiscal year ended April 30, 2014 we had no cash on hand in the bank compared to $395 at the fiscal year ended April 30, 2013.

Net cash used in operating activities for the fiscal year ended April 30, 2014 was $395 as compared to $11,805 for fiscal year ended April 30, 2013.  Net cash provided by financing activities for the fiscal year ended April 30, 2014 was $0 as compared to $5,200 for the fiscal year ended April 30, 2013. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.

Our officer and director has committed to advancing funds (up to $25,000) for the next twelve months to cover expenses to maintain the reporting status current with the SEC. Ms. Joelyn Alcantara is willing to lend the full amount of these funds to the Company as the expenses are incurred, if necessary or if no other proceeds are obtained by the Company.   However, there is no contract in place or written agreement with Ms. Alcantara and the funds expressed in the above president’s verbal commitment, would be in the form of a non-secured loan and would have no interest and no fixed repayment date.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements. The failure to secure additional equity financing would result in need to seek capital from other resources such as debt financing, which may not be available to the Company. However, if such financing were available, because we are a development stage Company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing. If the Company cannot raise additional proceeds via a private placement of its common stock or secure debt financing, it would be required to cease business operations. As a result, investors may lose all of their investment.

Off Balance Sheet Arrangements

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $100,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $20,000 over this same period. The officer and director, Joelyn Alcantara has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

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

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

April 30, 2014

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

BALANCE SHEETS
Audited

	April 30, 2014	April 30, 2013

ASSETS
CURRENT ASSETS
Cash	$-	$395
TOTAL CURRENT ASSETS	$-	$395
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,944	$9,599
Due to related party	28,085	1,163
TOTAL CURRENT LIABILITIES	$37,029	$10,762

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
760,000 shares at April 30, 2014 & 7,760,000 shares at April 30, 2013	$760	$7,760
Additional Paid in Capital	26,655	4,940
Deficit accumulated during the development stage	(64,444)	(23,067)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(37,029)	$(10,367)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$395

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Audited

	Year ended April 30, 2014	Year ended April 30, 2013	Cumulative results from inception (April 17, 2012) to April 30, 2014
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$17,495	$6,692	$25,312
Professional Fees	23,882	9,000	39,132
Total Expenses, before provision of income taxes	$41,377	$15,692	$64,444

Provision for income taxes	-	-	-

NET LOSS	$-41,377	$-15,692	$-64,444

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-0.01	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,094,247	7,468,164

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (April 17, 2012) to April 30, 2014
Audited

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Share Subscriptions Receivable	Deficit accumulated during the development stage	Total
Balance on inception, April 17, 2012	-	$-	$-	$-	$-	$-

Founder's shares issued for cash at $0.001 per share on April 25, 2012	7,500,000	7,500	-	-	-	7,500

Net loss for the period from inception to April 30, 2012	-	-	-	-	-7,375	-7,375

Balance, April 30, 2012	7,500,000	$7,500	$-	$-	$-7,375	$125
Common Shares issued for cash in September 2012, at $0.02 per share	260,000	260	4,940	-	-	5,200

Net loss for the year ended to April 30, 2013	-	-	-	-	-15,692	-15,692

Balance, April 30, 2013	7,760,000	$7,760	$4,940	$-	$-23,067	$-10,367
Forgiveness of Debt by former director			14,715			14,715

Common stock retired on December 13, 2014	-7,000,000	-7,000	7,000	-	-	-

Net loss for the period ended to April 30, 2014	-	-	-	-	-41,377	-41,377

Balance, April 30, 2014	760,000	$760	$26,655	$-	$-64,444	$-37,029

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Audited

	Year ended April 30, 2014	Year ended April 30, 2013	April 17, 2012 (date of inception) to April 30, 2014
OPERATING ACTIVITIES
Net loss	$(41,377)	$(15,692)	$(64,444)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid on company's behalf by related party	41,637	537	42,799
Increase (decrease) in accrued expenses	(655)	3,350	8,944

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(395)	$(11,805)	$(12,700)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,200	12,700

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$5,200	$12,700

NET INCREASE (DECREASE) IN CASH	$(395)	$(6,605)	$-

CASH, BEGINNING OF PERIOD	$395	$7,000	$-

CASH, END OF PERIOD	$-	$395	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

NOTES TO AUDITED FINANCIAL STATEMENTS
LINE UP ADVERTISEMENT, INC.
(A Development Stage Enterprise)
NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2014

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

The Company presently has no products. All activities of the Company relate to its organization, initial funding, and share issuances.

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

Advertising
Advertising costs are expensed as incurred. As of April 30, 2014 and 2013, no advertising costs have been incurred.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $28,085, an accumulated deficit of $64,444 and net loss from operations since inception of $64,444. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company funded its initial operations by way of issuing Founder’s shares.

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
As of April 30, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

On April 25, 2012 the Company issued 7,500,000 Founder's shares for cash at $0.001 per share. In September 2012 the Company issued 260,000 common shares for cash at $0.02 per share.

On December 13, 2014, 7,000,000 common shares were retired. On April 30, 2014 and on April 30, 2013, the Company had 760,000 and 7,760,000 common shares issued and outstanding respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of April 30, 2014 and 2013, the Company has received $28,085 and $1,163, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

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
The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2014 and 2013 are as follows:

	April 30, 2014	April 30, 2013

Net operating loss carry forward	64,444	23,067
Effective Tax rate	35%	35%
Deferred Tax Assets	22,555	8,073
Less: Valuation Allowance	(22,555)	(8,073)
Net deferred tax asset	$ 0	$ 0

The net federal operating loss carry forward will expire between 2032 and 2033.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of April 30, 2014 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Our management concluded, as of April 30, 2014, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of April 30, 2014, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

i)

Lack of Formal Policies and Procedures. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

ii)

Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

Our management feels the weaknesses identified above have not had any material affect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.

OTHER INFORMATION

None.

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

Joelyn Alcantara, has been appointed as the sole director and officer of the Company.  Ms. Alcantara holds a Bachelors degree in Commerce and a Masters degree in Finance from University of the Philippines, Manila, Philippines.  From 2003 to the present, she has been the senior lender for Esquire Finance, Manila, Philippines, where she has been responsible for administrative matters for small business financing and loans.  Prior to this, from 1992-2003, Ms. Alcantara was a lending officer for Crisostomo Lending Agency, based in Quezon City, Philippines, where she was primarily responsible for financing and loan applications for small businesses borrowers.  The board of directors believes that Ms. Alcantara’s business experience will be a valuable asset in attaining the Company’s goals.

Ms. Alcantara is not a director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the directors and officers of Line Up Advertisement, Inc.

Involvement in Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Our Board of Directors held no formal meetings in the prior fiscal year. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

We do not currently have a standing nominating or compensation committee of the Board of Directors, or any committee performing similar functions. Our Board of Directors performs the functions of nominating and compensation committees.

Audit Committee

The Company’s current Audit Committee consists solely of our sole officer and director.

Audit Committee Financial Expert

We currently have not designated anyone as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K.

Code of Ethics

We have not adopted a Code of Ethics.

Section 16(a) of the Securities Exchange Act of 1934

Our officers, directors and beneficial owners of more than 10% of our common stock are not required to file statements of beneficial ownership on SEC Forms 3, 4 and 5 pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Nominations to the Board of Directors

Our Board take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o Line Up Advertisement, Inc. 2108 Santolan St. San Antonio Village, Makati City, Philippines.

Director Nominations

As of April 30, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role on Risk Oversight

Ms. Alcantara currently serves as our principal executive officer and sole director. We determined this leadership structure was appropriate for us due to our small size and limited operations and resources. The Board of Directors will continue to evaluate our leadership structure and modify as appropriate based on the size, resources and operations of the Company. It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 11.

EXECUTIVE COMPENSATION.

None of our executive officers and directors have received any compensation and or received any restricted shares awards, options or any other payouts during the past two fiscal years. As such, we have not included a Summary Compensation Table.

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

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company. We currently have no compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of July 14, 2014, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of July 14, 2014, there were 760,000 shares of common stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Category of Shareholder	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Directors and Executive Officers	Joelyn Alcantara, 2108 Santolan St. San Antonio Village Makati City, Philippines	500,000	65.79%
All Directors and Executive Officers		500,000	65.79%
5% Shareholders	Joelyn Alcantara, 2108 Santolan St. San Antonio Village, Makati City, Philippines	500,000	65.79%
	Demerson Dos Santos Pereira Rua Francois Bunel 330, Casa 12, Sao Paulo, Brazil 04193-310	130,000	17.11%

(1)

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Transfer Agent

Our transfer agent is Pacific Stock Transfer Company and is located at 4045 South Spencer Street, Suite 430, Las Vegas, CA  89119. Their telephone number is 702-361-3033.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

As of April 30, 2014 and 2013, the Company has received $28,085 and $1,163, respectively, in loans and payment of expenses from a Shareholder. The loans are payable on demand and without interest.

Review, Approval or Ratification of Transactions with Related Persons

We have not adopted a Code of Ethics and we rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

During the fiscal year ended April 30, 2014, we had no independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Seale and Beers, CPAs for the fiscal periods shown.

	April 30, 2014	April 30, 2013
Audit Fees	$3,500	$3,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	3,000	3,000
Total	$6,500	$6,500

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee meeting, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended April 30, 2014. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15.

EXHIBITS

3.1(a)	Articles of Incorporation of Line Up Advertisement, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)
3.1(b)	Amendment to Articles of Incorporation of Line Up Advertisement, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 11, 2013).
3.2	Bylaws of Line Up Advertisement, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)
21.1	The Company has no subsidiaries.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer **

101.1

Interactive Data Files

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Line Up Advertisement, Inc.

By:      /s/ Joelyn Alcantara

 -------------------------------------

Joelyn Alcantara

President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated:  July 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Joelyn Alcantara	President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Joelyn Alcantara		July 28, 2014