Form 10-Q
period 2014-07-31
Line Up Advertisement, Inc.
filed 2014-09-08
CIK 1552358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	July 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-182566

Line Up Advertisement, Inc.
(Exact name of registrant as specified in its charter)

Nevada			32-0378469
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as August _, 2014 was 760,000 shares of common stock, $0.001 par value, issued and outstanding.

442536095

LINE UP ADVERTISEMENT, INC.

QUARTERLY REPORT

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

July 31, 2014

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
Unaudited

	July 31, 2014	April 30, 2014

ASSETS
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,542	$8,944
Due to related party	41,228	28,085
TOTAL CURRENT LIABILITIES	$49,770	$37,029

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock. Authorized 75,000,000 shares of common stock,$0.001 par value. Issued and outstanding 760,000 shares at July 31, 2014 & at April 30, 2014	$760	$760
Additional Paid in Capital	26,655	26,655
Deficit accumulated during the development stage	(77,185)	(64,444)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(49,770)	$(37,029)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	3 months ended July 31, 2014	3 months ended July 31, 2013	Cumulative results from inception (April 17, 2012) to July 31, 2014
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$1,097	$6,000	$26,409
Professional Fees	11,644	2,550	50,776
Total Expenses, before provision of income taxes	$12,741	$8,550	$77,185

Provision for income taxes	-	-	-

NET LOSS	$(12,741)	$(8,550)	$(77,185)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$(0.02)	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	760,000	7,760,000

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (April 17, 2012) to July 31, 2014
Unaudited

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Share Subscriptions Receivable	Deficit accumulated during the development stage	Total
Balance on inception, April 17, 2012	-	$-	$-	$-	$-	$-

Founder's shares issued for cash at $0.001 per share on April 25, 2012	7,500,000	7,500	-	-	-	7,500

Net loss for the period from inception to April 30, 2012	-	-	-	-	(7,375)	(7,375)

Balance, April 30, 2012	7,500,000	$7,500	$-	$-	$(7,375)	$125

Common Shares issued for cash in September 2012, at $0.02 per share	260,000	260	4,940	-	-	5,200

Net loss for the year ended to April 30, 2013	-	-	-	-	(15,692)	(15,692)

Balance, April 30, 2013	7,760,000	$7,760	$4,940	$-	$(23,067)	$(10,367)
Forgiveness of Debt by former director			14,715			14,715

Common stock retired on December 13, 2014	(7,000,000)	(7,000)	7,000	-	-	-

Net loss for the period ended to April 30, 2014	-	-	-	-	(41,377)	(41,377)

Balance, April 30, 2014	760,000	$760	$26,655	$-	$(64,444)	$(37,029)

Net loss for the period ended to July 31, 2014	-	-	-	-	(12,741)	(12,741)

Balance, July 31, 2014	760,000	$760	$26,655	$-	$(77,185)	$(49,770)

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	3 months ended July 31, 2014	3 months ended July 31, 2013	April 17, 2012 (date of inception) to July 31, 2014

OPERATING ACTIVITIES
Net loss	$(12,741)	$(8,550)	$(77,185)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid on company's behalf by related party	13,143	-	55,943
Increase (decrease) in accrued expenses	(402)	8,250	8,542

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$0	$(300)	$(12,700)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	12,700

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-	$12,700

NET INCREASE (DECREASE) IN CASH	$-	$(300)	$-

CASH, BEGINNING OF PERIOD	$-	$395	$-

CASH, END OF PERIOD	$-	$94	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

July 31, 2014

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $49,770, an accumulated deficit of $77,185 and net loss from operations since inception of $77,185. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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
On December 13, 2014 7,000,000 common shares were retired.
On July 31, 2014 and on April 30, 2014, the Company had 760,000 common shares issued and outstanding.
As of July 31, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of July 31, 2014 and April 30, 2014, the Company has received $41,228 and $28,085, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

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

Summary Information

On April 17, 2012, Mr. Vagner Gomes Tome, our former executive officer and former director, incorporated the Company in the State of Nevada and established a fiscal year end of April 30th. On May 23, 2013 the Company accepted the resignation of Vagner Gomes Tome as the sole director and officer of the Company and accepted the appointment of Joelyn Alcantara to serve in his stead. The objective of this corporation remains to introduce advertisement in nightclub line-ups.

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

On December 13, 2013, Mr. Vagner Gomes Tome, surrendered for cancellation 7,000,000 shares of common stock of the Company.  On March 10, 2014, Ms. Alcantara, our current sole executive officer and director, acquired the remaining 500,000 shares of common stock of the company formerly owned by Mr. Tome for a purchase price of $0.05 per share. Ms. Alcantara is currently the holder of 65.7% of the issued and outstanding shares of common stock of the Company and is the majority shareholder of the Company

As of the date of this quarterly report, we have not yet contacted any possible client. Furthermore, we have not yet developed our systems and services. The Company has not yet implemented its business model and to date has generated no revenues.

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

The Company’s president will deal with all the negotiations and she may decide to hire sub-contracted sales personnel.

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

442536095

is investments by others in this offering. We must raise cash to implement our strategy and stay in business.

Results of Operations

Revenue

We did not generate any revenue during the three month periods ending July 31, 2014 and 2013.

Expenses

We incurred expenses in the amount of $12,741 during the three month period ending July 31, 2014 and $8,550 during the three month period ending July 31, 2013. The increase in expenses have been to increased costs related to legal and accounting cost associated with filing quarterly and annual reports. The total expenses accumulated since inception is $77,185.

Net Loss

We incurred a net loss of $12,741 and $8,550 during the three month periods ending July 31, 2014 and 2013, respectively. Since inception, we have incurred a net loss of $77,185.

Liquidity and Capital Resources

As of July 31, 2014, we had $0 in cash, with liabilities of $49,770, as compared to $0 in cash and $37,029 in liabilities at April 30, 2014. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.

Net cash used in operating activities for the three month periods ending July 31, 2014 and 2013 was $0 and $300, respectively. We had $0 net cash provided by financing activities for the three month periods ending July 31, 2014 and 2013.

As of July 31, 2014 and April 30, 2014, the Company has received $41,228 and $28,085, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest. The funds provided to the Company by the former President and current President have no interest and no fixed repayment date.

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

442536095

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

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

Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Document Description
3.1(a)	Articles of Incorporation of Line Up Advertisement, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)

3.1(b)	Amendment to Articles of Incorporation of Line Up Advertisement, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 11, 2013).

3.2	Bylaws of Line Up Advertisement, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive Data Files

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Line Up Advertisement, Inc.

/s/ Joelyn Alcantara

Joelyn Alcantara

President, Secretary, Treasurer, Chief Financial Officer and Director

(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Dated: September 4, 2014

442536095