Form 10-Q
period 2014-10-31
Line Up Advertisement, Inc.
filed 2014-12-15
CIK 1552358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	October 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-182566

Line Up Advertisement, Inc.
(Exact name of registrant as specified in its charter)

Nevada			32-0378469
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as December _, 2014 was 760,000 shares of common stock, $0.001 par value, issued and outstanding.

LINE UP ADVERTISEMENT, INC.

QUARTERLY REPORT

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

October 31, 2014

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	October 31, 2014	April 30, 2014
ASSETS

CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,835	$8,944
Due to related party	43,028	28,085
TOTAL CURRENT LIABILITIES	$53,863	$37,029

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
760,000 shares at October 31, 2014 & at April 30, 2014	$760	$760
Additional Paid in Capital	26,655	26,655
Deficit accumulated during the development stage	(81,278)	(64,444)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(53,863)	$(37,029)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	3 months ended October 31, 2014	3 months ended October 31, 2013	6 months ended October 31, 2014	6 months ended October 31, 2013	Cumulative results from inception (April 17, 2012) to October 31, 2014
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$498	$952	$1,595	$6,952	$26,907
Professional Fees	3,594	4,500	15,239	7,050	54,371
Total Expenses, before provision of income taxes	$4,092	$5,452	$16,834	$14,002	$81,278

Provision for income taxes	-	-	-	-	-

NET LOSS	$(4,092)	$(5,452)	$(16,834)	$(14,002)	$(81,278)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$-	$(0.02)	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	760,000	7,760,000	760,000	7,760,000

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (April 17, 2012) to October 31, 2014

Unaudited

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Deficit accumulated during the development stage	Total
Balance on inception, April 17, 2012	-	$-	$-	$-	$-

Founder's shares issued for cash at $0.001 per share on April 25, 2012	7,500,000	7,500	-	-	7,500

Net loss for the period from inception to April 30, 2012	-	-	-	(7,375)	(7,375)

Balance, April 30, 2012	7,500,000	$7,500	$-	$(7,375)	$125

Common Shares issued for cash in September 2012, at $0.02 per share	260,000	260	4,940	-	5,200

Net loss for the year ended to April 30, 2013	-	-	-	(15,692)	(15,692)

Balance, April 30, 2013	7,760,000	$7,760	$4,940	$(23,067)	$(10,367)
Forgiveness of Debt by former director			14,715		14,715

Common stock retired on December 13, 2014	(7,000,000)	(7,000)	7,000	-	-

Net loss for the period ended to April 30, 2014	-	-	-	(41,377)	(41,377)

Balance, April 30, 2014	760,000	$760	$26,655	$(64,444)	$(37,029)

Net loss for the period ended to October 30, 2014	-	-	-	(16,834)	(16,834)

Balance, October 31, 2014	760,000	$760	$26,655	$(81,278)	$(53,863)

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	6 months ended October 31, 2014	6 months ended October 31, 2013	April 17, 2012 (date of inception) to October 31, 2014

OPERATING ACTIVITIES
Net loss	$(16,834)	$(14,002)	$(81,278)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid on company's behalf by related party	14,943	15,754	57,743
Increase (decrease) in accrued expenses	1,891	2,250	10,835

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$-	$4,003	$-12,700

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	12,700

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-	$12,700

NET INCREASE (DECREASE) IN CASH	$-	$4,003	$-

CASH, BEGINNING OF PERIOD	$-	$395	$-

CASH, END OF PERIOD	$-	$4,397	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

October 31, 2014

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $53,863, an accumulated deficit of $81,278 and net loss from operations since inception of $81,278. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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
On December 13, 2014 7,000,000 common shares were retired.
On October 31, 2014 and on April 30, 2014, the Company had 760,000 common shares issued and outstanding.
As of October 31, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of October 31, 2014 and April 30, 2014, the Company has received $43,028 and $28,805, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

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

Results of Operations

Revenue

We did not generate any revenue during the six month periods ending October 31, 2014 and 2013.

Expenses

We incurred expenses in the amount of $16,834 during the six month period ending October 31, 2014 and $14,002 during the six month period ending October 31, 2013. The increase in expenses have been to increased costs related to legal and accounting cost associated with filing quarterly and annual reports. The total expenses accumulated since inception is $81,278.

Net Loss

We incurred a net loss of $16,834 and $14,002 during the six month periods ending October 31, 2014 and 2013, respectively. Since inception, we have incurred a net loss of $81,278.

Liquidity and Capital Resources

As of October 31, 2014, we had $0 in cash, with liabilities of $53,863, as compared to $0 in cash and $37,029 in liabilities at April 30, 2014. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.

Net cash used in operating activities for the three month periods ending October 31, 2014 and 2013 was $0 and $300, respectively. We had $0 net cash provided by financing activities for the six month periods ending October 31, 2014 and 2013.

As of October 31, 2014 and April 30, 2014, the Company has received $43,028 and $28,085, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest. The funds provided to the Company by the former President and current President have no interest and no fixed repayment date.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of October 31, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Dated: December __, 2014