Form 10-Q
period 2015-01-31
Line Up Advertisement, Inc.
filed 2015-03-17
CIK 1552358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	January 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-182566

Line Up Advertisement, Inc.
(Exact name of registrant as specified in its charter)

Nevada			32-0378469
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as March 16, 2015 was 760,000 shares of common stock, $0.001 par value, issued and outstanding.

LINE UP ADVERTISEMENT, INC.

QUARTERLY REPORT

TABLE OF CONTENTS

LINE UP ADVERTISEMENT, INC.

CONDENSED FINANCIAL STATEMENTS

January 31, 2015

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS

LINE UP ADVERTISEMENT, INC.

CONDENSED BALANCE SHEETS
Unaudited

	January 31, 2015	April 30, 2014

ASSETS

CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,471	$8,944
Due to related party	51,067	28,085
TOTAL CURRENT LIABILITIES	$57,538	$37,029

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
760,000 shares at January 31, 2015 & at April 30, 2014	$760	$760
Additional Paid in Capital	26,655	26,655
Deficit accumulated	(84,953)	(64,444)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(57,538)	$(37,029)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	3 months ended January 31, 2015	3 months ended January 31, 2014	9 months ended January 31, 2015	9 months ended January 31, 2014
REVENUE
Revenues	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-

EXPENSES
Office and general	$617	$9,846	$2,212	$16,798
Professional Fees	3,058	12,076	18,297	19,126
Total Expenses, before provision of income taxes	$3,675	$21,922	$20,509	$35,924

Provision for income taxes	-	-	-	-

NET LOSS	$(3,675)	$(21,922)	$(20,509)	$(35,924)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$(0.01)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	760,000	4,412,174	760,000	6,644,058

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	9 months ended January 31, 2015	9 months ended January 31, 2014

OPERATING ACTIVITIES
Net loss	$(20,509)	$(35,924)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid on company's behalf by related party	22,982	24,522
Increase (decrease) in accrued expenses	(2,473)	(3,708)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$-	$(15,110)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	14,715
Forgiveness of Debt

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$14,715

NET INCREASE (DECREASE) IN CASH	$-	$(395)

CASH, BEGINNING OF PERIOD	$-	$395

CASH, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

January 31, 2015

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $57,538, an accumulated deficit of $84,953. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs

NOTE 3 - CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On December 13, 2014 7,000,000 common shares were retired.

On January 31, 2015 and on April 30, 2014, the Company had 760,000 common shares issued and outstanding.

As of January 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

442593487

NOTE 4 - RELATED PARTY TRANSACTIONS

As of January 31, 2015 and April 30, 2014, the Company has received $51,067 and $28,805, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

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

Summary Information

On April 17, 2012, Mr. Vagner Gomes Tome, our former executive officer and former director, incorporated the Company in the State of Nevada and established a fiscal year end of April 30th. On May 23, 2013, the Company accepted the resignation of Vagner Gomes Tome as the sole director and officer of the Company and accepted the appointment of Joelyn Alcantara to serve in his stead. The objective of the Company remains to introduce advertisement in nightclub line-ups.

We are a development-stage company that intends to provide TV streaming advertisements for customers lining up on the outside of the nightclubs. The idea is to showcase pictures of that particular club scene, special events, deals on drink specials and advertisements from local businesses and other companies. We plan on providing the TV at no cost to the club and to generate revenue through the sale of advertisements from local restaurants, cigarette companies, alcohol companies, clothing companies, ads for sports and entertainment events, etc.

On December 13, 2013, Mr. Vagner Gomes Tome, surrendered for cancellation 7,000,000 shares of common stock of the Company.  On March 10, 2014, Ms. Alcantara, our current sole executive officer and director, acquired the remaining 500,000 shares of common stock of the Company formerly owned by Mr. Tome for a purchase price of $0.05 per share. Ms. Alcantara is currently the holder of 65.7% of the issued and outstanding shares of common stock of the Company and is the majority shareholder of the Company

As of the date of this quarterly report, we have not yet contacted any potential clients. Furthermore, we have not yet developed our systems and services. The Company has not yet implemented its business model and to date has generated no revenues.

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

        - Equipament purchase

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

442593487

is investments by others in this offering. We must raise cash to implement our strategy and stay in business.

Results of Operations

Revenue

We did not generate any revenue during the three and nine month periods ending January 31, 2015 and 2014.

Expenses

We incurred expenses in the amount of $3,675 during the three month period ending January 31, 2015 and $21,922 during the three month period ending January 31, 2014. The decrease in expenses was caused by decreased legal and accounting costs in connection with the filing of quarterly and annual reports.

We incurred expenses in the amount of $20,509 during the nine month period ending January 31, 2015 and $35,924 during the nine month period ending January 31, 2014. The decrease in expenses was caused by decreased legal and accounting costs in connection with the filing of quarterly and annual reports.

Net Loss

We incurred a net loss of $3,675 and $21,922 during the three month periods ending January 31, 2015 and 2014, respectively.  We incurred a net loss of $20,509 and $35,924 during the nine month periods ending January 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

As of January 31, 2015, we had $0 in cash, with liabilities of $57,538, as compared to $0 in cash and $37,029 in liabilities at April 30, 2014. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.

Net cash used in operating activities for the three month periods ending January 31, 2015 and 2014 was $0 and $300, respectively. We had $0 net cash provided by financing activities for the nine month periods ending January 31, 2015 and 2014.

As of January 31, 2015 and April 30, 2014, the Company has received $51,067 and $28,085, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest. The funds provided to the Company by the former President and current President have no interest and no fixed repayment date.

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

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements. The failure to secure additional equity financing would result in need to seek capital from other resources such as debt financing, which may not be available to the Company. However, if such financing were available,  it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing. If the Company cannot raise additional proceeds via a private placement of its common stock or secure debt financing, it would be required to cease business operations. As a result, investors may lose all of their investment.

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

442593487

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of January 31, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Dated: March 16, 2015

442593487