Form 10-K/A
period 2014-04-30
Line Up Advertisement, Inc.
filed 2015-07-22
CIK 1552358

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

EXPLANATORY NOTE

In response to a comment letter from the Securities and Exchange Commission, dated February 25, 2015, Line Up Advertisement, Inc., a Nevada corporation (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) to furnish the audit report from our independent public accountant.

Except for the inclusion of the audit report in the Amendment, no other changes have been made to the Annual Report on Form 10-K filed on July 29, 2014 (the “Original 10-K”). The Original 10-K continues to speak as of the date of the Original 10-K, and we have not updated any other disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original 10-K.

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

SEALE AND BEERS, CPAs

PCAOB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Line Up Advertisement, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Line Up Advertisement, Inc. (A Development Stage Company) as of April 30, 2013 and 2014, and the related statements of income, stockholders’ deficit, and cash flows for each of the years in the two-year period then ended, and since inception on April 17, 2012 through April 30, 2014. Line Up Advertisement, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Line Up Advertisement, Inc. (A Development Stage Company) as of April 30, 2013 and 2014, and the related statements of income, stockholders’ deficit, and cash flows for each of the years in the two-year period then ended, and since inception on April 17, 2012 through April 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at April 30, 2014, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

July 22, 2014

50 S. Jones Blvd,  Suite 201 - Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

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

Line Up Advertisement, Inc.

By:      /s/ Joelyn Alcantara

 -------------------------------------

Joelyn Alcantara

President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated:  July 22, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Joelyn Alcantara	President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Joelyn Alcantara		July 22, 2015