Form 10-K
period 2015-04-30
Line Up Advertisement, Inc.
filed 2015-07-29
CIK 1552358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	April 30, 2015
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-182566
Line Up Advertisement, Inc.
(Exact name of registrant as specified in its charter)
Nevada		32-0378469
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2108 Santolan St. San Antonio Village, Makati City, Philippines
(Address of principal executive offices) (Zip Code)

(702) 478-2122
(Registrant’s telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act: Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
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

As of July 15, 2015, 760,000 shares of the registrant’s common stock were outstanding.

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

We have not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassifications, mergers or consolidations.  We have no plans to change our business activities.

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

We intend to allocate between $504 and $6,500 for testing and website development.

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

The Company’s president will deal with all the negotiations and she may decide to hire sub-contracted sales personnel, if finances allow. Initially, the Company's president will be responsible for editing the videos.

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

We have a limited operating history and have incurred only losses in the fiscal year that ended April 30, 2015. We anticipate that our business will generate operating losses until we successfully implement our business development strategy and start generating significant additional revenues to support our level of operating expenses. Because of the numerous risks and uncertainties associated with our business development, we are unable to predict certainly when we become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our business.

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

Approximate Number of Holders of Common Stock

As of April 30, 2015 the Company had sixteen (16) active shareholders of record.  The company has not paid cash dividends and has no outstanding options.

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

Results of Operations for the Fiscal Years Ended April 30, 2015 and 2014

Revenue

We did not generate any revenue during the fiscal years ended April 30, 2015 and 2014.

Expenses

We incurred operating expenses in the amount of $25,060 and $41,377 during the fiscal years ended April 30, 2015 and 2014 respectively. These operating expenses were comprised of professional fees and office and general expenses. The decrease in expenses related to decrease legal and accounting costs associated with filing quarterly and annual reports.

Net Loss

We incurred a net loss of $25,060 and $41,377 during the fiscal years ended April 30, 2015 and 2014 respectively.

Liquidity and Capital Resources

As of the fiscal year ended April 30, 2015 we had no cash on hand in the bank compared to $0 at the fiscal year ended April 30, 2014.

Net cash used in operating activities for the fiscal year ended April 30, 2015 was $0 as compared to $395 for fiscal year ended April 30, 2014.  Net cash provided by financing activities for the fiscal year ended April 30, 2015 was $0 as compared to $0 for the fiscal year ended April 30, 2014. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.

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

SB Seale & Beers, CPAs
Certified Public Accountants
PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Line Up Advertisement, Inc.

We have audited the accompanying balance sheets of Line Up Advertisement, Inc. as of April 30, 2015 and 2014, and the related statements of income, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended April 30, 2015. Line Up Advertisement, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Line Up Advertisement, Inc. as of April 30, 2015 and 2014, and the related statements of income, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended April 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at April 30, 2015, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seale & Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
July 23, 2015

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

April 30, 2015

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO AUDITED FINANCIAL STATEMENTS

LINE UP ADVERTISEMENT, INC.

BALANCE SHEETS
Audited

	April 30, 2015	April 30, 2014

ASSETS
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	$-	$-
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,670	$8,944
Due to related party	56,418	28,085
TOTAL CURRENT LIABILITIES	$62,088	$37,029

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
760,000 shares at April 30, 2015 & at April 30, 2014	$760	$760
Additional Paid in Capital	26,655	26,655
Deficit accumulated during the development stage	(89,503)	(64,444)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(62,088)	$(37,029)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$(0)	$-

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

STATEMENTS OF OPERATIONS
Audited

	Year	Year
	ended	ended
	April 30, 2015	April 30, 2014
REVENUE

Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES

Office and general	$3,022	$17,495
Professional Fees	22,038	23,882
Total Expenses, before provision of income taxes	$25,060	$41,377

Provision for income taxes	-	-

NET LOSS	$(25,060)	$(41,377)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	760,000	5,094,247

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Audited

	Common Stock
			Additional
	Number of		Paid-in
	shares	Amount	Capital	Total
Balance on inception, April 17, 2012	-	$-	$-	$-

Founder's shares issued for cash at $0.001
per share on April 25, 2012	7,500,000	7,500	-	7,500

Net loss for the period from inception
to April 30, 2012	-	-	-	(7,375)

Balance, April 30, 2012	7,500,000	$7,500	$-	$125
Common Shares issued for cash in
September 2012, at $0.02 per share	260,000	260	4,940	5,200

Net loss for the year ended
to April 30, 2013	-	-	-	(15,692)

Balance, April 30, 2013	7,760,000	$7,760	$4,940	$(10,367)
Forgiveness of Debt by former director			14,715	14,715

Common stock retired
on December 13, 2014	(7,000,000)	(7,000)	7,000	-

Net loss for the period ended
to April 30, 2014	-	-	-	(41,377)

Balance, April 30, 2014	760,000	$760	$26,655	$(37,029)
Net loss for the period ended
to April 30, 2015	-	-	-	(25,059)

Balance, April 30, 2015	760,000	$760	$26,655	$(62,089)

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Audited

	Year	Year
	ended	ended
	April 30, 2015	April 30, 2014

OPERATING ACTIVITIES
Net loss	$(25,060)	$(41,377)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid on company's behalf by related party	28,334	26,922
Increase (decrease) in accrued expenses	(3,274)	(655)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$-	$(15,110)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	14,715
Forgiveness of Debt

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$14,715

NET INCREASE (DECREASE) IN CASH	$-	$(395)

CASH, BEGINNING OF PERIOD	$-	$395

CASH, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	-	-

Income taxes	-	-

The accompanying notes are an integral part of these financial statements

NOTES TO AUDITED FINANCIAL STATEMENTS
LINE UP ADVERTISEMENT, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2015

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

Advertising
Advertising costs are expensed as incurred. As of April 30, 2015 and 2014, no advertising costs have been incurred.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $62,088, an accumulated deficit of $89,503 and net loss from operations since inception of $89,503. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company funded its initial operations by way of issuing Founder’s shares.

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
As of April 30, 20145 the Company has not granted any stock options and has not recorded any stock-based compensation.

On April 25, 2012 the Company issued 7,500,000 Founder's shares for cash at $0.001 per share. In September 2012 the Company issued 260,000 common shares for cash at $0.02 per share.

On April 30, 2015 and on April 30, 2014, the Company had 760,000 and 760,000 common shares issued and outstanding respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of April 30, 2015 and 2014, the Company has received $56,418 and $28,085, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2015 and 2014 are as follows:

	April 30, 2015	April 30, 2014

Net operating loss carry forward	89,503	64,444
Effective Tax rate	35%	35%
Deferred Tax Assets	31,326	22,555
Less: Valuation Allowance	(31,326)	(22,555)
Net deferred tax asset	$ 0	$ 0

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

In performing the above-referenced assessment, management had concluded that as of April 30, 2015, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Joelyn Alcantara	53	President, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

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

Director Nominations

As of April 30, 2015, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

As of April 30, 2015 and 2014, the Company has received $56,418 and $28,085, respectively, in loans and payment of expenses from a Shareholder. The loans are payable on demand and without interest.

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

Director Independence

During the fiscal year ended April 30, 2015, we had no independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

	April 30, 2015	April 30, 2014
Audit Fees	$3,500	$3,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	4,500	4,500
Total	$8,000	$8,000

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

PART IV

ITEM 15.

EXHIBITS

3.1(a)	Articles of Incorporation of Line Up Advertisement, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)
3.1(b)	Amendment to Articles of Incorporation of Line Up Advertisement, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 11, 2013).
3.2	Bylaws of Line Up Advertisement, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)
21.1	The Company has no subsidiaries.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

*     Filed herewith

**    Included in Exhibit 32.1

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Line Up Advertisement, Inc.

By:      /s/ Joelyn Alcantara

 -------------------------------------

Joelyn Alcantara

President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated:  July 29, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Joelyn Alcantara	President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	July 29, 2015
Joelyn Alcantara