Form 10-K/A
period 2015-04-30
Line Up Advertisement, Inc.
filed 2015-08-19
CIK 1552358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A Amendment 1

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

Explanatory Note: Line Up Advertisement, Inc. is filing this Amendment No. 1 to the Annual Report on Form 10-K/A to add Exhibits 101. No other changes have been made to the Annual Report on Form 10-K filed on July 29, 2015.

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

PART IV

ITEM 15.

EXHIBITS

3.1(a)	Articles of Incorporation of Line Up Advertisement, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)
3.1(b)	Amendment to Articles of Incorporation of Line Up Advertisement, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 11, 2013).
3.2	Bylaws of Line Up Advertisement, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)
21.1	The Company has no subsidiaries.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

101.1	Interactive Data Files

*     Filed on July 29, 2015

**    Included in Exhibit 32.1

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Line Up Advertisement, Inc.

By:      /s/ Joelyn Alcantara

 -------------------------------------

Joelyn Alcantara

President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated:   August 19 , 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Joelyn Alcantara	President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	August 19 , 2015
Joelyn Alcantara