Form 10-Q
period 2015-07-31
Line Up Advertisement, Inc.
filed 2015-09-04
CIK 1552358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	July 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-182566

Line Up Advertisement, Inc.
(Exact name of registrant as specified in its charter)
Nevada			32-0378469
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                                              Yes[X]  No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|
The number of shares outstanding of the Registrant's common stock as of September 04, 2015 was 760,000 shares, $0.001 par value per share.

LINE UP ADVERTISEMENT, INC.

QUARTERLY REPORT

TABLE OF CONTENTS

LINE UP ADVERTISEMENT, INC.

CONDENSED FINANCIAL STATEMENTS

July 31, 2015

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS

LINE UP ADVERTISEMENT, INC.

CONDENSED BALANCE SHEETS
Unaudited

	July 31, 2015	April 30, 2015

ASSETS

CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,415	$5,670
Due to related party	64,895	56,418
TOTAL CURRENT LIABILITIES	$74,310	$62,088

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
760,000 shares at July 31, 2015 & at April 30, 2015	$760	$760
Additional Paid in Capital	26,655	26,655
Deficit accumulated	(101,725)	(89,503)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(74,310)	$(62,088)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	3 months	3 months
	ended	ended
	July 31, 2015	July 31, 2014
REVENUE

Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES

Office and general	$1,668	$1,097
Professional Fees	10,554	11,645
Total Expenses, before provision of income taxes	$12,222	$12,742

Provision for income taxes	-	-

NET LOSS	$(12,222)	$(12,742)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	760,000	760,000
The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	3 months	3 months
	ended	ended
	July 31, 2015	July 31, 2014

OPERATING ACTIVITIES
Net loss	$(12,222)	$(12,742)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	8,477	13,143
Increase (decrease) in accrued expenses	3,745	(402)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$-	$-

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH, BEGINNING OF PERIOD	$-	$-

CASH, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

July 31, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The Company was incorporated in the State of Nevada as a for-profit Company on April 17, 2012 and established a fiscal year end of April 30.

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with generally accepted accounting principles (GAAP) in the United States of America (“US GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $74,310, an accumulated deficit of $101,725. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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
On December 13, 2014 7,000,000 common shares were retired.
On July 31, 2015 and on April 30, 2015, the Company had 760,000 common shares issued and outstanding.
As of July 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of July 31, 2015 and April 30, 2015, the Company has received $64,895 and $56,418 respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

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

We are a company that intends to provide TV streaming advertisements for customers lining up on the outside of the nightclubs. The idea is to showcase pictures of that particular club scene, special events, deals on drink specials and advertisements from local businesses and other companies. We plan on providing the TV at no cost to the club and to generate revenue through the sale of advertisements from local restaurants, cigarette companies, alcohol companies, clothing companies, ads for sports and entertainment events, etc.

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

442647718

is investments by others in this offering. We must raise cash to implement our strategy and stay in business.

Results of Operations

Revenue

We did not generate any revenue during the three month periods ending July 31, 2015 and 2014.

Expenses

We incurred expenses in the amount of $12,222 during the three month period ending July 31, 2015 and $12,741 during the three month period ending July 31, 2014. The decrease in expenses have been to decreased costs related to legal and accounting cost associated with filing quarterly and annual reports.

Net Loss

We incurred a net loss of $12,222 and $12,741 during the three month periods ending July 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

As of July 31, 2015, we had $0 in cash, with liabilities of $74,310, as compared to $0 in cash and $62,088 in liabilities at April 30, 2015. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.

Net cash used in operating activities for the three month periods ending July 31, 2015 and 2014 was $0 and $0, respectively. We had $0 net cash provided by financing activities for the three month periods ending July 31, 2015 and 2014.

As of July 31, 2015 and April 30, 2015, the Company has received $64,895 and $56,418, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest. The funds provided to the Company by the former President and current President have no interest and no fixed repayment date.

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

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements. The failure to secure additional equity financing would result in need to seek capital from other resources such as debt financing, which may not be available to the Company. However, if such financing were available, because we are a company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing. If the Company cannot raise additional proceeds via a private placement of its common stock or secure debt financing, it would be required to cease business operations. As a result, investors may lose all of their investment.

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

442647718

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Dated: September 04, 2015

442647718