Form 10-Q
period 2015-10-31
Line Up Advertisement, Inc.
filed 2015-12-11
CIK 1552358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	OCTOBER 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-182566

Line Up Advertisement, Inc.
(Exact name of registrant as specified in its charter)

Nevada			32-0378469
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's common stock as of December 09, 2015 was 760,000 shares, $0.001 par value per share.

LINE UP ADVERTISEMENT, INC.

QUARTERLY REPORT

TABLE OF CONTENTS

LINE UP ADVERTISEMENT, INC.

CONDENSED FINANCIAL STATEMENTS

October 31, 2015

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS

LINE UP ADVERTISEMENT, INC.

CONDENSED BALANCE SHEETS
Unaudited

	October 31, 2015	April 30, 2015

ASSETS

CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$13,245	$5,670
Due to related party	66,745	56,418
TOTAL CURRENT LIABILITIES	$79,990	$62,088

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
760,000 shares at October 31, 2015 & at April 30, 2015	$760	$760
Additional Paid in Capital	26,655	26,655
Accumulated deficit	(107,405)	(89,503)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(79,990)	$(62,088)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	3 months	3 months	6 months	6 months
	Ended	ended	Ended	ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
REVENUE

Revenues	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-

EXPENSES

Office and general	$469	$498	$2,137	$1,595
Professional Fees	5,211	3,595	15,765	15,239
Total Expenses, before provision of income taxes	$5,680	$4,093	$17,902	$16,834

Provision for income taxes	-	-	-	-

NET LOSS	$(5,680)	$(4,093)	$(17,902)	$(16,834)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	760,000	760,000	760,000	760,000

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	6 months	6 months
	ended	Ended
	October 31, 2015	October 31, 2014

OPERATING ACTIVITIES
Net loss	$(17,902)	$(16,834)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	10,327	14,943
Increase (decrease) in accrued expenses	7,575	1,891

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$-	$-

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH, BEGINNING OF PERIOD	$-	$-

CASH, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

October 31, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The Company was incorporated in the State of Nevada as a for-profit Company on April 17, 2012 and established a fiscal year end of April 30.

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $79,990, an accumulated deficit of $107,405. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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
On December 13, 2014 7,000,000 common shares were retired.
On October 31, 2015 and on April 30, 2015, the Company had 760,000 common shares issued and outstanding.
As of October 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of October 31, 2015 and April 30, 2015, the Company has received $66,745 and $56,418 respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

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

We have been unable to raise additional funds to implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result, our Board of Directors has begun to analyze strategic alternatives available to our Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors' preference would be to obtain additional funding to implement our business plan, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

We have had preliminary discussions with other potential business combination partners, but have not signed a definitive agreement to engage in a strategic transaction. Any such business combination and the selection of a partner for such a business combination involves certain risks, including analyzing and selecting a business partner that is compatible to engage in a transaction with us or has business operations that are or will prove to be profitable. In the event we select a partner for a strategic transaction and sign a definitive agreement to consummate such a transaction, we will report this event on a Form 8-K to be filed with the Securities and Exchange Commission. If we are unable to locate a suitable business combination partner and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

Results of Operations

Revenue

We did not generate any revenue during the six month periods ending October 31, 2015 and 2014.

Expenses

We incurred expenses in the amount of $17,902 during the six month period endingOctober 31, 2015 and $16,834 during the six month period ending October 31, 2014. The increase in expenses have been to increased costs related to legal and accounting cost associated with filing quarterly and annual reports.

Net Loss

We incurred a net loss of $17,902 and $16,834 during the six month periods ending October 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

As of October 31, 2015, we had $0 in cash, with liabilities of $79,990, as compared to $0 in cash and $62,088 in liabilities at April 30, 2015. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.

Net cash used in operating activities for the six month periods ending October 31, 2015 and 2014 was $0 and $0, respectively. We had $0 net cash provided by financing activities for the six month periods ending October 31, 2015 and 2014.

As of October 31, 2015 and April 30, 2015, the Company has received $66,745 and $56,418, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest. The funds provided to the Company by the former President and current President have no interest and no fixed repayment date.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of October 31, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Dated: December 10, 2015