Form 10-K
period 2016-04-30
Line Up Advertisement, Inc.
filed 2016-08-15
CIK 1552358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	April 30, 2016
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-182566
Line Up Advertisement, Inc.
(Exact name of registrant as specified in its charter)
Nevada		32-0378469
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

As of August 15, 2016, 760,000 shares of the registrant’s common stock were outstanding.

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

As used in this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars and, unless otherwise indicated, references to “we,” “our,” “us,” the “Company,” “LUAD” or the “Registrant” refer to Line Up Advertisement, Inc., a Nevada corporation.

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

On December 13, 2013, Vagner Gomes Tome surrendered for cancellation 7,000,000 shares of common stock of the Company. On March 10, 2014, Ms. Alcantara, our current president, acquired the remaining 500,000 shares of common stock of the company formely owned by Vagner Gomes Tome, our former president, for a purchase price of $0.05 per share. Ms. Alcantara is currently the holder of 65.7% of the issued and outstanding shares of common stock of the Company and is the majority shareholder of the Company.

As of the date of this annual filing, we have not yet contacted any possible client. Furthermore, we have not yet developed our systems and services. We have not yet implemented its business model and to date has generated no revenues.

We have not been involved in any bankruptcy, receivership or similar proceedings since our incorporation nor has we been involved in any reclassifications, mergers or consolidations.  We have no plans to change our business activities.

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

Plan of Operation

After we have raised enough funds to start our plan of operations, we plan to accomplish the following steps:

Market Research	2 months

Equipment Purchase	2 months

Tests and website development	3 months

Secure Contracts with nightclub owners	2 months

Search for local business for initial advertisement	3 months

TOTAL	12 months

Estimated time frame for completion of each step of our Plan of Operations.

- Market research

We plan to have a detailed ‘map’ of night clubs locations and possible local businesses that could benefit from our services. We expect to understand the demographic of the clubs and we also plan to interview patrons who attend and frequent the club, to have an idea of how long they believe they usually stand in line and the usual time frame that people stand outside on particular evenings of operation. Gathering this information is essential to the Company so we can make the proper decisions and outline the best strategies for our business. The Company’s president will be responsible for conducting market research and/or hire a third party to perform this task if finances allow.

We expect to spend between $550 and $25,000 in market research.

- Equipment purchase
The company estimates that the cost for each outdoor weather proof TV case will range from $1,000 to $6,000; depending on the manufacturer and TV size.

TV’s are widely available and they range in price, depending on the brand and size, from $500 to $3,000.

The Company’s president will be responsible for the equipment purchase.

The Company expects to invest between $1,000 and $32,000 for the purchase of equipment.

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

We plan on hiring third party technicians and/or engineers to help with the tests and a third party web developer to finalize our website. The president will be responsible for hiring third party personnel and she will oversee all development. The president may be responsible for running all the tests, depending on the funds available to the Company.

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

As of the date of this filing, the Company has generated no revenues and has not entered into any agreement, arrangement or understanding with any third party. The Company has raised $12,700 in cash to initiate its business plan through the sale of its common stock.  The amount raised from our stock offering is insufficient and we will need additional cash to continue to implement our business plan. Failure to raise funds will require the Company to cease operations. Other than as described in this paragraph, we have no other financing plans.

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

We have incurred losses since inception, and we expect to continue to incur substantial losses for theforeseeable future.

                 We have a limited operating history and have incurred only losses in the fiscal year that ended April 30, 2016. We anticipate that our business will generate operating losses until we successfully implement our business development strategy and start generating significant additional revenues to support our level of operating expenses. Because of the numerous risks and uncertainties associated with our business development, we are unable to predict certainly when we become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our business.

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

Approximate Number of Holders of Common Stock

As of April 30, 2016 the Company had sixteen (16) active shareholders of record.  The company has not paid cash dividends and has no outstanding options.

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

On December 13, 2013, Vagner Gomes Tome surrendered for cancellation 7,000,000 shares of common stock of the Company. On March 10, 2014, Ms. Alcantara, our current president, acquired the remaining 500,000 shares of common stock of the company formely owned by Mr. Vagner Gomes Tome for a purchase price of $0.05 per share. Ms. Alcantara is currently the holder of 65.7% of the issued and outstanding shares of common stock of the Company and is the majority shareholder of the Company.

            As of the date of this annual filing, we have not yet contacted any possible clients. Furthermore, we have not yet developed our systems and services. The Company has not yet implemented its business model and to date has generated no revenues. The company has been unable to pursue the business plan due to lack of funds. The company is looking for investors so that the company can proceed with the business plan. The company plans to continue to raise money so that the business plan can be executed. The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.  We have no plans to change our business activities.

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

- Market research

We plan to have a detailed ‘map’ of night clubs locations and possible local businesses that could benefit from our services. We expect to understand the demographic of the clubs and we also plan to interview patrons who attend and frequent the club, to have an idea of how long they believe they usually stand in line and the usual time frame that people stand outside on particular evenings of operation. Gathering this information is essential to the Company so we can make the proper decisions and outline the best strategies for our business. The Company’s president will be responsible for conducting market research and/or hire a third party to perform this task if finances allow.

We expect to spend between $550 and $25,000 in market research.

- Equipment purchase

We estimates that the cost for each outdoor weather proof TV case will range from $1,000 to $6,000; depending on the manufacturer and TV size.

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

We plan on hiring third party technicians and/or engineers to help with the tests and a third party web developer to finalize our website. The president will be responsible to hire the third party personnel and she will oversee all the development. The president may be responsible for running all the tests, depending on the funds available to the Company.

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

                   Results of Operations for the Fiscal Years Ended April 30, 2016 and 2015

Revenue

              We did not generate any revenue during the fiscal years ended April 30, 2016 and 2015.

                    Expenses

              We incurred operating expenses in the amount of $30,588 and $25,060 during the fiscal years ended April 30, 2016 and 2015 respectively. These operating expenses were comprised of professional fees and office and general expenses. The increase in expenses related to increase legal costs associated with filing quarterly and annual reports.

                    Net Loss

                   We incurred a net loss of $30,588 and $25,060 during the fiscal years ended April 30, 2016 and 2015 respectively.

                   Liquidity and Capital Resources

As of the fiscal year ended April 30, 2016 we had no cash on hand in the bank compared to $0 at the fiscal year ended April 30, 2015.

               Net cash used in operating activities for the fiscal year ended April 30, 2016 was $0 as compared to $0 for fiscal year ended April 30, 2015.  Net cash provided by financing activities for the fiscal year ended April 30, 2016 was $0 as compared to $0 for the fiscal year ended April 30, 2015. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.

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

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following thirty six months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements. The failure to secure additional equity financing would result in need to seek capital from other resources such as debt financing, which may not be available to the Company. However, if such financing were available, because we are a development stage Company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing. If the Company cannot raise additional proceeds via a private placement of its common stock or secure debt financing, it would be required to cease business operations. As a result, investors may lose all of their investment.

                    Off Balance Sheet Arrangements

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $100,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $25,000 over this same period. The officer and director, Joelyn Alcantara has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

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

LINE UP ADVERTISEMENT, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

April 30, 2016

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO AUDITED FINANCIAL STATEMENTS

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Line Up Advertisement, Inc.

We have audited the accompanying balance sheets of Line Up Advertisement, Inc. as of April 30, 2015 and 2016 and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended April 30, 2016.  Line Up Advertisement, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Line Up Advertisement, Inc. as of April 30, 2015 and 2016, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended April 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at April 30, 2016, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

August 10, 2016

LINE UP ADVERTISEMENT, INC.

BALANCE SHEETS
Audited

	April 30, 2016	April 30, 2015

ASSETS
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	$-	$-
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,538	$5,670
Due to related party	82,318	56,418
TOTAL CURRENT LIABILITIES	$92,676	$62,088

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
760,000 shares at April 30, 2016 & at April 30, 2015	$760	$760
Additional Paid in Capital	26,655	26,655
Accumulated deficit	(120,091)	(89,503)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(92,676)	$(62,088)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

STATEMENTS OF OPERATIONS
Audited

	Year	Year
	ended	ended
	April 30, 2016	April 30, 2015
REVENUE

Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES

Office and general	$3,926	$3,022
Professional Fees	26,662	22,038
Total Expenses, before provision of income taxes	$30,588	$25,060

Provision for income taxes	-	-

NET LOSS	$(30,588)	$(25,060)
BASIC AND DILUTED LOSS PER COMMON SHARE
	$(0.04)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	760,000	760,000

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

From inception (April 17, 2012) to April 30, 2016

Audited

				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total

Balance, April 30, 2014	760,000	$760	$26,655	$(64,443)	$(37,028)
Net loss for the period ended
to April 30, 2015	-	-	-	(25,060)	(25,060)

Balance, April 30, 2015	760,000	$760	$26,655	$(89,503)	$(62,088)
Net loss for the period ended
to April 30, 2016	-	-	-	(30,588)	(30,588)

Balance, April 30, 2016	760,000	$760	$26,655	$(120,091)	$(92,676)

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

STATEMENTS OF CASH FLOWS
Audited

	Year	Year
	ended	ended
	April 30, 2016	April 30, 2015

OPERATING ACTIVITIES
Net loss	$(30,588)	$(25,060)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid on company's behalf by related party	25,900	28,334
Increase (decrease) in accrued expenses	4,688	(3,274)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$-	$-

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH, BEGINNING OF PERIOD	$-	$-

CASH, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2016

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on April 17, 2012 and established a fiscal year end of April 30. The Company intends to provide televisions that will stream advertisements for patrons outside the nightclub line ups.

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

Advertising
Advertising costs are expensed as incurred. As of April 30, 2016 and 2015, no advertising costs have been incurred.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $92,676, an accumulated deficit of $120,091 and net loss from operations since inception of $120,091. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company funded its initial operations by way of issuing Founder’s shares.

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
As of April 30, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

On April 25, 2012 the Company issued 7,500,000 Founder's shares for cash at $0.001 per share. In September 2012 the Company issued 260,000 common shares for cash at $0.02 per share.

On April 30, 2016 and on April 30, 2015, the Company had 760,000 and 760,000 common shares issued and outstanding respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of April 30, 2016 and 2015, the Company has received $82,318 and $56,418, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2016 and 2015 are as follows:
April 30, 2016 April 30, 2015

Net operating loss carry forward	120,091 89,503
Effective Tax rate	35% 35%
Deferred Tax Assets	31,326
Less: Valuation Allowance	(31,326)
Net deferred tax asset	$ 0 $ 0 .

The net federal operating loss carry forward will expire between 2034 and 2035. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of April 30, 2016 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Our management concluded, as of April 30, 2016, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of April 30, 2016, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Nominations to the Board of Directors

Our Board takes a critical role in guiding our strategic direction and oversees the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

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

Director Nominations

As of April 30, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of July 19, 2016, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of July 19, 2016, there were 760,000 shares of common stock outstanding.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

As of April 30, 2016 and 2015, the Company has received $82,318 and $56,418, respectively, in loans and payment of expenses from a Shareholder. The loans are payable on demand and without interest.

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

Director Independence

During the fiscal year ended April 30, 2016, we had no independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

	April 30, 2016	April 30, 2015
Audit Fees	$6,500	$3,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	4,500	4,500
Total	$11,000	$8,000

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee meeting, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended April 30, 2016. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15.

EXHIBITS

3.1(a)	Articles of Incorporation of Line Up Advertisement, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)
3.1(b)	Amendment to Articles of Incorporation of Line Up Advertisement, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 11, 2013).
3.2	Bylaws of Line Up Advertisement, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)
21.1	The Company has no subsidiaries.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

32.1*	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

101.1*	Interactive Data Files

*     Filed herewith

**    Included in Exhibit 32.1

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Line Up Advertisement, Inc.

By:      /s/ Joelyn Alcantara

 -------------------------------------

Joelyn Alcantara

President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated:  August 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Joelyn Alcantara	President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	August 15, 2016
Joelyn Alcantara