Form 10-Q
period 2016-07-31
Line Up Advertisement, Inc.
filed 2016-09-06
CIK 1552358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	July 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-182566

Line Up Advertisement, Inc.
(Exact name of registrant as specified in its charter)

Nevada			32-0378469
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's common stock as of September 06, 2016 was 760,000 shares, $0.001 par value per share.

LINE UP ADVERTISEMENT, INC.

QUARTERLY REPORT

TABLE OF CONTENTS

LINE UP ADVERTISEMENT, INC.

CONDENSED FINANCIAL STATEMENTS

July 31, 2016

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS

LINE UP ADVERTISEMENT, INC.

CONDENSED BALANCE SHEETS
Unaudited

	July 31, 2016	April 30, 2016

ASSETS
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,374	$10,358
Due to related party	82,318	82,318
TOTAL CURRENT LIABILITIES	$96,692	$92,676

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
760,000 shares at July 31, 2016 & at April 30, 2016	$760	$760
Additional Paid in Capital	26,655	26,655
Accumulated deficit	(124,107)	(120,091)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(96,692)	$(92,676)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	3 months ended	3 months ended
	July 31, 2016	July 31, 2015
REVENUE
Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES
Office and general	$800	$1,668
Professional Fees	3,216	10,554
Total Expenses, before provision of income taxes	$4,016	$12,222

Provision for income taxes	-	-

NET LOSS	$(4,016)	$(12,222)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	760,000	760,000

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	3 months ended	3 months ended
	July 31, 2016	July 31, 2015

OPERATING ACTIVITIES
Net loss	$(4,016)	$(12,222)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid on company's behalf by related party	-	8,477
Increase (decrease) in accrued expenses	4,016	3,745

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$-	$-

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH, BEGINNING OF PERIOD	$-	$-

CASH, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

July 31, 2016

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $96,692, an accumulated deficit of $124,107. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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
On December 13, 2014 7,000,000 common shares were retired.
On July 31, 2016 and on April 30, 2016, the Company had 760,000 common shares issued and outstanding.
As of July 31, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of July 31, 2016 and April 30, 2016, the Company has received $82,318 and $82,318 respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

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

Results of Operations

Revenue

We did not generate any revenue during the three month periods ending July 31, 2016 and 2015.

Expenses

We incurred expenses in the amount of $4,016 during the three month period ending July 31, 2016 and $12,222 during the three month period ending July 31, 2015. The decrease in expenses have been to decreased costs related to legal and accounting cost associated with filing quarterly and annual reports.

Net Loss

We incurred a net loss of $4,016 and $12,222 during the three month periods ending July 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

As of July 31, 2016, we had $0 in cash, with liabilities of $96,692, as compared to $0 in cash and $92,676 in liabilities at April 30, 2016. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.

Net cash used in operating activities for the three month periods ending July 31, 2016 and 2015 was $0 and $0, respectively. We had $0 net cash provided by financing activities for the three month periods ending July 31, 2016 and 2015.

As of July 31, 2016 and April 30, 2016, the Company has received $82,318 and $82,318, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest. The funds provided to the Company by the former President and current President have no interest and no fixed repayment date.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Dated: September 06, 2016