Form 10-Q
period 2016-10-31
Line Up Advertisement, Inc.
filed 2016-12-15
CIK 1552358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                      October 31, 2016

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             ___________               to         ____________

Commission file number:333-182566

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

Yes |X| No |_|

The  number  of  shares  outstanding  of  the  Registrant's  common  stock  as  of  December  15,  2016  was 760,000  shares,  $0.001  par  value per share.

LINE UP ADVERTISEMENT, INC.

QUARTERLY REPORT

LINE UP ADVERTISEMENT, INC.

CONDENSED FINANCIAL STATEMENTS

October 31, 2016

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS

LINE UP ADVERTISEMENT, INC.

CONDENSED BALANCE SHEETS

Unaudited

October 31,                  April 30,

2016                           2016

ASSETS

CURRENT ASSETS

Cash                                                                                                                      $                             -     $                         -

TOTAL CURRENT ASSETS                                                                           $                             -     $                         -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities                                                       $                   13,326     $               10,358

Due to related party                                                                                                                 93,947                      82,318

TOTAL CURRENT LIABILITIES                                                                   $                 107,273     $               92,676

STOCKHOLDERS' EQUITY (DEFICIT)

Capital stock

Authorized

75,000,000 shares of common stock, $0.001 par value,

Issued and outstanding

760,000 shares at October 31, 2016 & at April 30, 2016                          $                     760     $                   760

Additional Paid in Capital                                                                                             26,655                     26,655

Accumulated deficit                                                                                                           (134,688)                 (120,091)

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                                        $             (107,273)     $            (92,676)

TOTAL LIABILITIES AND STOCKHOLDERS'

EQUITY/(DEFICIT)                                                                                            $                            -     $                         -

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

3 months                      3 months                      6 months                     6 months

ended                           ended                           ended                           ended

October 31,                  October 31,                  October 31,                 October 31,

2016                             2015                            2016                             2015

REVENUE

Revenues                                $                             -     $                             -     $                            -      $                             -

Total Revenues                      $                            -      $                             -     $                             -     $                             -

EXPENSES

Office and general                 $                      1,264     $                        469     $                     2,064     $                     2,137

Professional Fees                                          9,318                            5,211                          12,534                          15,765

Total Expenses, before

provision of income

taxes                                       $                     10,582     $                     5,680     $                   14,598     $                   17,902

Provision for income

taxes                                                                     -                                   -                                   -                                   -

NET LOSS                            $                   (10,582)     $                   (5,680)     $                (14,598)     $                 (17,902)

BASIC AND DILUTED

LOSS PER COMMON

SHARE                                  $                    (0.01)     $                    (0.01)     $                     (0.01)     $                    (0.02)

WEIGHTED

AVERAGE NUMBER

OF COMMON

SHARES

OUTSTANDING                                     760,000                       760,000                        760,000                       760,000

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

6 months                        6 months

ended                              ended

October 31, 2016           October 31, 2015

OPERATING ACTIVITIES

Net loss                                                                                   $                           (14,598)       $                  (17,902)

Adjustment to reconcile net loss to net cash

used in operating activities:

Expenses paid on company's behalf by related party                                    11,629                              10,327

Increase (decrease) in accrued expenses                                                          2,969                                 7,575

NET CASH PROVIDED BY (USED IN) OPERATING

ACTIVITIES                                                                                $                               -               $                               -

NET INCREASE (DECREASE) IN CASH                              $                               -                $                               -

CASH, BEGINNING OF PERIOD                                           $                               -                $                               -

CASH, END OF PERIOD                                                         $                               -                 $                               -

Supplemental cash flow information and noncash financing activities:

Cash paid for:

Interest                                                                                    $                               -                $                               -

Income taxes                                                                           $                               -                $                               -

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

October 31, 2016

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

$107,273, an accumulated deficit of $134,688. The Company does not have a source of revenue sufficient to  cover  its  operation  costs  giving  substantial  doubt  for  it  to  continue  as  a  going  concern.  The  Company will  be  dependent  upon  the raising of  additional  capital  through  placement  of  our common  stock in  order

to  implement  its  business  plan,  or  merge  with  an  operating company.   There  can be  no  assurance  that  the

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

On December 13, 2014 7,000,000 common shares were retired.

On  October  31,  2016  and  on  April  30,  2015,  the  Company  had  760,000  common  shares  issued  and outstanding.

As  of  October  31,  2016,  the  Company  has  not  granted  any  stock  options  and  has  not  recorded  any  stock-

based compensation.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of October 31, 2016 and April 30, 2015, the Company has received $93,947 and $82,318 respectively,

in  loans  and  payment  of  expenses  from  a  related  party.  The  loans  are  payable  on  demand  and  without interest.

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

Results of Operations

Revenue

We did not generate any revenue during the three month periods ending October 31,

2016 and 2015.

Expenses

We  incurred  expenses  in  the  amount  of  $14,598  during  the  six  month  period  ending

October  31,  2016  and  $17,920  during  the  six  month  period  ending  October  31,  2015.  The decrease  in  expenses  have  been  to  decreased  costs  related  to  legal  and  accounting  cost associated with filing quarterly and annual reports.

Net Loss

We incurred a net loss of $14,598 and $17,902 during the six month periods ending

October 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

As  of  October  31,  2016,  we  had  $0  in  cash,  with  liabilities  of  $107,273,  as compared to

$0  in  cash  and  $92,676  in  liabilities  at  April  30,  2016.  Our  current  cash  holdings  will  not  satisfy

our   liquidity   requirements   and   we   will   require   additional   financing   to   pursue   our   planned

business activities.

Net cash used in operating activities for the three month periods ending October 31,

2016 and 2015 was $0 and $0, respectively. We had $0 net cash provided by financing activities for the six month periods ending October 31, 2016 and 2015.

As  of  October  31,  2016  and  April  30,  2016,  the  Company  has  received  $93,947  and

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

Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of October 31, 2016, pursuant to Exchange

Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal

Financial Officer concluded that our disclosure controls and procedures were not effective as of

October 31, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the

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

Changes in Internal Controls Over Financial Reporting

There  were  no  changes  in  our  internal  controls  over  financial  reporting  that  occurred during  the  quarterly  period  ended  October  31,  2016  that  have  materially  affected,  or  are reasonably  likely  to  materially  affect,  our  internal  controls  over  financial  reporting.  We  believe that  a  control  system,  no  matter  how  well  designed  and  operated,  cannot  provide  absolute assurance  that  the  objectives  of  the  control  system  are  met,  and  no  evaluation  of  controls  can provide  absolute  assurance  that  all  control  issues  and  instances  of  fraud,  if  any,  within  any company have been detected.

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

Dated: December 15, 2016