Form 10-Q
period 2017-01-31
Line Up Advertisement, Inc.
filed 2017-03-13
CIK 1552358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	January 31, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-182566

Line Up Advertisement, Inc.
(Exact name of registrant as specified in its charter)
Nevada			32-0378469
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

Yes[X] No [ ]

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as of March 10, 2017 was 760,000 shares of common stock, $0.001 par value per share.

LINE UP ADVERTISEMENT, INC.

QUARTERLY REPORT

TABLE OF CONTENTS

LINE UP ADVERTISEMENT, INC.

CONDENSED FINANCIAL STATEMENTS

January 31, 2017

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS

LINE UP ADVERTISEMENT, INC.

CONDENSED BALANCE SHEETS

Unaudited

	January 31, 2017	April 30, 2016

ASSETS

CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,884	$10,358
Due to related party	100,697	82,318
TOTAL CURRENT LIABILITIES	$112,581	$92,676

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
760,000 shares at January 31, 2017 & at April 30, 2016	$760	$760
Additional Paid in Capital	26,655	26,655
Accumulated deficit	(139,996)	(120,091)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(112,581)	$(92,676)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	3 months ended	3 months ended	9 months ended	9 months ended
	January 31, 2017	January 31, 2016	January 31, 2017	January 31, 2016
REVENUE

Revenues	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-

EXPENSES

Office and general	$757	$945	$2,821	$3,082
Professional Fees	4,551	5,147	17,084	20,912
Total Expenses, before provision of income taxes	$5,308	$6,092	$19,905	$23,994
Provision for income taxes	-	-	-	-

NET LOSS	$(5,308)	$(6,092)	$(19,905)	$(23,994)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	760,000	760,000	760,000	760,000

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	9 months ended	9 months ended
	January 31, 2017	January 31, 2016

OPERATING ACTIVITIES
Net loss	$(19,905)	$(23,994)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	18,379	19,950
Increase (decrease) in accrued expenses	1,527	4,044

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$-	$-

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH, BEGINNING OF PERIOD	$-	$-

CASH, END OF PERIOD	$-	$-
Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

January 31, 2017

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $112,581, an accumulated deficit of $139,996. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

On December 13, 2014 7,000,000 common shares were retired.

On January 31, 2017 and on April 30, 2016, the Company had 760,000 common shares issued and outstanding.

As of January 31, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

LINE UP ADVERTISEMENT, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

January 31, 2017

NOTE 4 - RELATED PARTY TRANSACTIONS

As of January 31, 2017 and April 30, 2016, the Company has received $100,697 and $82,318 respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

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

Results of Operations

Revenue

We did not generate any revenue during the three and nine month periods ending January 31, 2017 and 2016.

Expenses

We incurred expenses in the amount of $5,308 during the three month period ending January 31, 2017 and $6,092 during the three month period ending January 31, 2016. The decrease in expenses have been to decreased costs related to legal and accounting cost associated with filing quarterly and annual reports.

We incurred expenses in the amount of $19,905 during the nine month period ending January 31, 2017 and $23,994 during the nine month period ending January 31, 2016. The decrease in expenses was caused by decreased legal and accounting costs in connection with the filing of quarterly and annual reports.

Net Loss

We incurred a net loss of $5,308 and $6,092 during the three month periods ending January 31, 2017 and 2016, respectively. We incurred a net loss of $19,905 and $23,994 during the nine month periods ending January 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of January 31, 2017, we had $0 in cash, with liabilities of $112,581, as compared to $0 in cash and $92,676 in liabilities at April 30, 2016. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.

Net cash used in operating activities for the three month and nine month periods ending January 31, 2017 and 2016 was $0 and $0, respectively. We had $0 net cash provided by financing activities for the three month and nine month periods ending January 31, 2017 and 2016.

As of January 31, 2017 and April 30, 2016, the Company has received $100,697 and $82,318, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest. The funds provided to the Company by the former President and current President have no interest and no fixed repayment date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Document Description
3.1(a)	Articles of Incorporation of Line Up Advertisement, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)

3.1(b)	Amendment to Articles of Incorporation of Line Up Advertisement, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 11, 2013).

3.2	Bylaws of Line Up Advertisement, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Financial Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive Data Files

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

Dated: March 10, 2017