Form 10-K
period 2017-04-30
Line Up Advertisement, Inc.
filed 2017-09-28
CIK 1552358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to____________

Commission file number: 333-182566

Line Up Advertisement, Inc.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

32-0378469

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

Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files.

Yes [X] No [   ]

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

Yes [X] No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: NIL.

As of September 7, 2017, there were 760,000 shares of the registrant’s common stock were outstanding.

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

ITEM 1: BUSINESS

On April 17, 2012, Mr. Vagner Gomes Tome, our former president and sole director, incorporated the Company in the State of Nevada and established a fiscal year end of April 30th. On May 23, 2013 the Company accepted the resignation of Vagner Gomes Tome as the sole director and officer of the Company and accepted the appointment of Joelyn Alcantara to serve in his stead. Thereafter, on April 25, 2017, Ms. Joelyn Alcantara resigned from all positions with the Company, including those of President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Sole-Director. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On April 25, 2017, Mr. Francisco Ariel Acosta was appointed as the sole member of the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary.

The objective of this corporation remains to introduce advertisement in nightclub line-ups.

We are a development-stage Company that intends to provide streaming televised advertisements for our customers lining up on the outside of the nightclubs. The idea is to showcase that particular nightclub’s scene, special events, deals on drink specials and advertisements from local businesses and other companies. We plan on providing the TV at no cost to the club and generate revenue through the sale of advertisements from local restaurants, cigarette companies, alcohol companies, clothing companies and for sports and entertainment events.

On December 13, 2013, Vagner Gomes Tome surrendered for cancellation 7,000,000 shares of common stock of the Company. On March 10, 2014, Ms. Alcantara, our former sole-officer and director, acquired the remaining 500,000 shares of common stock of the Company formerly owned by Vagner Gomes Tome, the former sole-officer and director, for a purchase price of $0.05 per share. Ms. Alcantara is still the holder of 65.7% of the issued and outstanding shares of common stock of the Company and is the majority shareholder of the Company.

As of the date of this annual filing, we have not yet contacted any potential clients. Furthermore, we have not yet developed our systems and services. We have not yet implemented our business model and to date, have generated no revenues.

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

Market research

We plan to have a detailed ‘map’ of night clubs locations and possible local businesses that could benefit from our services. We expect to understand the demographic of the clubs and we also plan to interview patrons who attend and frequent the club, to have an idea of how long they believe they usually stand in line and the usual time frame that people stand outside on particular evenings of operation. Gathering this information is essential to the Company so we can make the proper decisions and outline the best strategies for our business. The Company’s president will be responsible for conducting market research and/or hiring a third party to perform this task if finances allow.

We expect to spend between $550 and $25,000 in market research.

Equipment purchase

We estimate that the cost for each outdoor weather proof TV case will range from $1,000 to $6,000; depending on the manufacturer and TV size.

TV’s are widely available and they range in price, depending on the brand and size, from $500 to $3,000.

The Company’s president will be responsible for the equipment purchase.

The Company expects to invest between $1,000 and $32,000 for the purchase of equipment.

Tests and website development

After we acquire the initial necessary equipment, we plan on running tests simulating actual situations, such as visibility of the TV in different positions, finding the best possible placement for the TV. We may also consider weather conditions and lighting, among other factors that may arise. We intend to finalize our website (www.lineupad.com), currently under construction, including a detailed explanation of our systems with pictures and videos. Additionally, we plan on hiring third-party technicians and/or engineers to help with the tests and a third-party web developer to finalize our website. Our president will be responsible for hiring third-party personnel and he will oversee all development. Our president will be responsible for running all the tests, depending on the funds available to the Company.

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

The Company’s president will deal with all the negotiations and he may decide to hire sub-contracted sales personnel, if finances allow. Initially, the Company’s president will be responsible for editing the videos.

We plan on investing between $400 and $7,300 to search for local businesses for initial advertisement.

Office supplies, Stationery, Telephones, Internet

We intend to allocate between $60 and $1,164 to cover these costs, at the president’s discretion.

After successfully completing the above described steps, we believe we will start generating revenue.

As of the date of this filing, the Company has generated no revenues and has not entered into any agreement, arrangement or understanding with any third party. The Company intends to raise capital cash to initiate its business plan through debt or equity financing. Failure to raise funds will require the Company to cease operations. Other than as described in this paragraph, we have no other financing plans.

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

We have a limited operating history and have incurred only losses in the fiscal year that ended April 30, 2017. We anticipate that our business will generate operating losses until we successfully implement our business development strategy and start generating significant additional revenues to support our level of operating expenses. Because of the numerous risks and uncertainties associated with our business development, we are unable to predict certainly when we become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our business.

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

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year-end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties.

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

Other factors, in addition to the those risks included in this section, that may have a significant impact on the market price of our common stock include, but are not limited to:

•quality deficiencies in services;

•international developments, such as technology mandates, political developments or changes in economic policies:

•changes in recommendations of securities analysts;

•government regulations, including stock option accounting and tax regulations;

•energy blackouts;

•acts of terrorism and war;

•widespread illness;

•proprietary rights or patent litigation;

•strategic transactions, such as acquisitions and divestitures; or

•rumors or allegations regarding our financial disclosures or practices.

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

ITEM 2. PROPERTIES

We do not own any real estate or other properties. The Company has no rent or leased office. Such work is done at the director’s home, free of charge.

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

Approximate Number of Holders of Common Stock

As of April 30, 2017, the Company had six (6) active shareholders of record. The company has not paid cash dividends and has no outstanding options.

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

Overview

On April 17, 2012, Mr. Vagner Gomes Tome, our former president and sole director, incorporated the Company in the State of Nevada and established a fiscal year end of April 30th. On May 23, 2013 the Company accepted the resignation of Vagner Gomes Tome as the sole director and officer of the Company and accepted the appointment of Joelyn Alcantara to serve in his stead. Thereafter, on April 25, 2017, Ms. Joelyn Alcantara resigned from all positions with the Company, including those of President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Sole-Director. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On April 25, 2017, Mr. Francisco Ariel Acosta was appointed as the sole member of the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary.

The objective of this corporation remains to introduce advertisement in nightclub line-ups.

Results of Operations

Revenues

During the fiscal years ended April 30, 2017 and 2016, we did not generate any revenues.

Expenses

Years ended April 30, 2017 and 2016

During the year ended April 30, 2017, we incurred operating expenses of $27,291 compared to $30,588 during the year ended April 30, 2016. Overall, we had limited operations as we are still a development stage company. Our expenditures are comprised mainly of professional fees relating to accounting, audit, and legal services that are required for our SEC filing requirements. In addition to professional fees, we incurred $3,178 of office and general administrative fees during fiscal 2017 compared to $3,926 of office and general administrative fees during fiscal 2016.

Net Loss

We incurred a net loss of $27,291, or $0.04 loss per share, during the year ended April 30, 2017 compared to a net loss of $30,588 and a net loss per share of $0.04 for the year ended April 30, 2016.

Liquidity and Capital Resources

As at April 30, 2017 and 2016, we had no cash balance or assets in our company.

At April 30, 2017, we had total liabilities of $119,967 compared to total liabilities of $92,676 at April 30, 2016. The increase in our total liabilities is due to the fact that we had no cash from operating or investing activities, and the costs incurred for our day-to-day operations have been funded by our management. Overall, our amounts due to our former President and Director are $101,697 at April 30, 2017 compared to $82,318 at April 30, 2016 and the amounts due are unsecured, non-interest bearing, and due on demand. Our accounts payable increased from $10,358 at April 30, 2016 to $18,270 at April 30, 2017 due to the lack of sufficient cash flow in our company to pay outstanding expenditures as they are incurred and become due.

Cash Flows

Cash from Operating Activities

During the years ended April 30, 2017 and 2016, the Company had $nil in cash expenditures for operating activities as the majority of the expenditures incurred were paid on behalf of the company by our former President and Director. During the year ended April 30, 2017, our President and Director paid $19,379 in expenses on behalf of the company compared to $25,900 during the year ended April 30, 2016. The majority of the expenditures relate to office and general administrative costs and professional fees incurred to our auditor, accountant, and lawyers for our SEC filing requirements.

Cash from Investing Activities

During the years ended April 30, 2017 and 2016, we did not have any investing activities.

Cash from Financing Activities

During the years ended April 30, 2017 and 2016, we did not have any financing activities.

Trends

We are in the pre-development stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Inflation

The effect of inflation on our revenues and operating results has not been significant.

Critical Accounting Policies

Our financial statements are presented in United States dollars and are prepared using the accrual method of accounting which conforms to US GAAP.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $119,967, and has an accumulated deficit of $147,382. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. We are required to make judgments and estimates about the effect of matters that are inherently uncertain. Although, we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.

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

Recent Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial position, future operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Line Up Advertisement, Inc.

We have audited the accompanying balance sheets of Line Up Advertisement, Inc. as of April 30, 2017 and April 30, 2016 and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended April 30, 2017. Line Up Advertisement, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Line Up Advertisement, Inc. as of April 30, 2017 and April 30, 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at April 30, 2017 and April 30, 2016, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

September 20, 2017

LINE UP ADVERTISEMENT, INC.

FINANCIAL STATEMENTS
April 30, 2017
Audited

BALANCE SHEETS	F-3

STATEMENTS OF OPERATIONS	F-4

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)	F-5

STATEMENTS OF CASH FLOWS	F-6

NOTES TO AUDITED FINANCIAL STATEMENTS	F-7

LINE UP ADVERTISEMENT, INC.

BALANCE SHEETS
Audited

	April 30, 2017	April 30, 2016

ASSETS

CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,270	$10,358
Due to related party	101,697	82,318
TOTAL CURRENT LIABILITIES	119,967	92,676

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
150,000,000 shares of common stock, $0.001 par value, Issued and outstanding
760,000 shares at April 30, 2017 & at April 30, 2016	760	760
Additional Paid in Capital	26,655	26,655
Accumulated deficit	(147,382)	(120,091)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(119,967)	(92,676)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

STATEMENTS OF OPERATIONS
Audited

	Year ended April 30, 2017	Year ended April 30, 2016

REVENUE

Revenues	$-	$-
Total Revenues	-	-

EXPENSES

Office and general	3,178	3,926
Professional Fees	24,113	26,662
Total Expenses, before provision of income taxes	27,291	30,588

Provision for income taxes	-	-
NET LOSS	$(27,291)	$(30,588)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	760,000	760,000

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From April 30, 2015 to April 30, 2017
Audited

				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total

Balance, April 30, 2015	760,000	$760	$26,655	$(89,504)	$(62,089)
Net loss for the period ended
to April 30, 2016	-	-	-	(30,588)	(30,588)

Balance, April 30, 2016	760,000	$760	$26,655	$(120,091)	$(92,676)
Net loss for the period ended
to April 30, 2017	-	-	-	(27,291)	(27,291)

Balance, April 30, 2017	760,000	$760	$26,655	$(147,382)	$(119,967)

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

STATEMENTS OF CASH FLOWS
Audited

	Year	Year
	ended	ended
	April 30, 2017	April 30, 2016

OPERATING ACTIVITIES
Net loss	$(27,291)	$(30,588)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	19,379	25,900
Increase (decrease) in accrued expenses	7,912	4,688

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	-	-

NET INCREASE (DECREASE) IN CASH	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2017

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

The Company believes there are no significant risks or uncertainties related to these activities.

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

Advertising

Advertising costs are expensed as incurred. As of April 30, 2017 and 2016, no advertising costs have been incurred.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $119,967, an accumulated deficit of $147,382 and net loss from operations since inception of $147,382. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern within one year after the date that the financial statements are issued.

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

As of April 30, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

On April 25, 2012 the Company issued 7,500,000 Founder's shares for cash at $0.001 per share. In September 2012 the Company issued 260,000 common shares for cash at $0.02 per share.

On April 30, 2017 and on April 30, 2016, the Company had 760,000 and 760,000 common shares issued and outstanding respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of April 30, 2017 and 2016, the Company has received $101,697 and $82,318, respectively, in loans and payment of expenses from a related party, who is the former CEO of the Company. The loans are payable on demand and without interest.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2017 and 2016 are as follows:

	April 30, 2017	April 30, 2016
Net operating loss carry forward	$147,382	$120,091

Effective Tax rate	35%	35%

Deferred Tax Assets	51,584	42,032

Less: Valuation Allowance	(51,584)	(42,032)

Net deferred tax asset	$-	$-

The net federal operating loss carry forward will expire between 2036 and 2037

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of April 30, 2017 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of April 30, 2017, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of April 30, 2017, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors serve until their respective successors are elected and qualified. Our sole officer has been elected by the Board of Directors to a term of one (1) year and serves until her successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Francisco Ariel Acosta	53	President, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Francisco Ariel Acosta has held her offices since April 25, 2017, after Joelyn Alcantara’s resignation. Directors receive no compensation for serving on the Board of Directors

Background of officers and Directors

Francisco Ariel Acosta has been appointed as the sole director and officer of the Company. Since 2013, Mr. Acosta has served as Vice President of Operations for VS Trading Import and Export Company where his responsibilities include working closely with the executive team and customer centricity. Prior to that, from 2007-2013, Mr. Acosta served as Bank Manager at Banco de Reservas de la Rep. Dominica where he was in charge of the banks day to day operations. From 1988-1994, Mr. Acosta attended New York University where he studied Finance and Business Administration. The board of directors believes that Mr. Acosta’s business experience will be a valuable asset in attaining the Company’s goals.

Mr. Acosta’ is not a director of any other reporting company.

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

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o Line Up Advertisement, Inc. Calle 6 No. 78, Urb. Los Olivas, Puerto Plata, Dominican Republic

Director Nominations

As of April 30, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role on Risk Oversight

Mr. Acosta’s currently serves as our principal executive officer and sole director. We determined this leadership structure was appropriate for us due to our small size and limited operations and resources. The Board of Directors will continue to evaluate our leadership structure and modify as appropriate based on the size, resources and operations of the Company. It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 30, 2017, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of the date of this report, there were 760,000 shares of common stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Category of Shareholder	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Directors and Executive Officers	Francisco Ariel Acosta Calle 6 No. 78, Urb. Los Olivas, Puerto Plata, Dom. Rep.	0	0.00%
All Directors and Executive Officers		0	0.00%
5% Shareholders	Joelyn Alcantara, 2108 Santolan St. San Antonio Village, Makati City, Philippines	500,000	65.79%

(1)Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

As of April 30, 2017 and 2016, the Company has received $101,697 and $82,318, respectively, in loans and payment of expenses from a related party, who is the former CEO of the Company. The loans are payable on demand and without interest.

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

Director Independence

During the fiscal year ended April 30, 2017, we had no independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by AMC Auditing, LLC and Seale and Beers, CPAs for the fiscal periods shown.

	April 30, 2017	April 30, 2016
Audit Fees	$9,705	$9,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	4,500	4,500
Total	$14,205	$13,500

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee meeting, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended April 30, 2017. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

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

Line Up Advertisement, Inc.

By: /s/ Francisco Ariel Acosta

Francisco Ariel Acosta

President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: September 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Francisco Ariel Acosta	President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Francisco Ariel Acosta		September 28, 2017