Form 10-Q
period 2017-07-31
Line Up Advertisement, Inc.
filed 2017-10-16
CIK 1552358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  July 31, 2017

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

Yes [X] No [   ]

The number of shares outstanding of the Registrant's common stock as of October 1, 2017 was 760,000 shares, $0.001 par value per share.

LINE UP ADVERTISEMENT, INC.

QUARTERLY REPORT

LINE UP ADVERTISEMENT, INC.
CONDENSED FINANCIAL STATEMENTS
July 31, 2017
Unaudited

CONDENSED BALANCE SHEETS	4

CONDENSED STATEMENTS OF OPERATIONS	5

CONDENSED STATEMENTS OF CASH FLOWS	6

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS	7

LINE UP ADVERTISEMENT, INC.
CONDENSED BALANCE SHEETS
Unaudited

	July 31, 2017	April 30, 2017

ASSETS

CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,530	$18,270
Due to related party	127,461	101,697
TOTAL CURRENT LIABILITIES	$141,990	$119,967

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized 150,000,000 shares of common stock, $0.001 par value,
Issued and outstanding 760,000 shares at July 31, 2017 & at April 30, 2017	$760	$760
Additional Paid in Capital	26,655	26,655
Accumulated deficit	(169,405)	(147,382)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(141,990)	$(119,967)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	3 months	3 months
	ended	ended
	July 31, 2017	July 31, 2016
REVENUE

Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES

Office and general	$18,605	$800
Professional Fees	3,418	3,216
Total Expenses, before provision of income taxes	$22,023	$4,016

Provision for income taxes	-	-

NET LOSS	$(22,023)	$(4,016)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$0.03	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	760,000	760,000

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	3 months	3 months
	ended	ended
	July 31, 2017	July 31, 2016

OPERATING ACTIVITIES
Net loss	$(22,023)	$(4,016)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid on company's behalf by related party	25,764	-
Increase (decrease) in accrued expenses	(3,741)	4,016

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$-	$-

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH, BEGINNING OF PERIOD	$-	$-

CASH, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

LINE UP ADVERTISEMENT, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Unaudited

July 31, 2017

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $141,990, an accumulated deficit of $169,405. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares.

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

On December 13, 2014, 7,000,000 common shares were retired.

On July 31, 2017 and on April 30, 2017 the Company had 760,000 common shares issued and outstanding.

As of July 31, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of July 31, 2017 and April 30, 2017, the Company has received $127,461 and $101,697 respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Summary Information

On April 17, 2012, Mr. Vagner Gomes Tome, our former executive officer and former director, incorporated the Company in the State of Nevada and established a fiscal year end of April 30th. On May 23, 2013 the Company accepted the resignation of Vagner Gomes Tome as the sole director and officer of the Company and accepted the appointment of Francisco Ariel Acosta to serve in his stead. The objective of the company remains to introduce advertisement in nightclub line-ups.

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

Results of Operations

Revenue

We did not generate any revenue during the three-month periods ending July 31, 2017 and 2016.

Expenses

We incurred expenses in the amount of $22,023 during the three-month period ending July 31, 2017 and $4,016 during the three-month period ending July 31, 2016. The increase in expenses was caused by an increase in office and general expenses.

Net Loss

We incurred a net loss of $22,023 and $4,016 during the three-month periods ending July 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of July 31, 2017, we had $0 in cash, with liabilities of $141,990, as compared to $0 in cash and $119,967 in liabilities at April 30, 2017. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.

Net cash used in operating activities for the three-month period ending July 31, 2017 and 2016 was $0 and $0, respectively. We had $0 net cash provided by financing activities for the three-month period ending July 31, 2017 and 2016.

As of July 31, 2017 and April 30, 2017, the Company has received $127,461 and $101,697 respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2017, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

Resignation of Independent Certifying Accountant

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

Dated: October 13, 2017