Form 10-Q
period 2017-10-31
TACTICAL SERVICES INC
filed 2019-04-11
CIK 1552358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-182566

TACTICAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	32-0378469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Calle 6 No. 78, Urb. Los Olivas, Puerto Plata, Dom. Rep.

(Address of principal executive offices) (Zip Code)

+1 (829) 639-9332

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

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[X]	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [X] No [   ]

The number of shares outstanding of the Registrant's common stock as of October 31, 2017 was 760,000,000 shares, $0.001 par value per share.

TACTICAL SERVICES, INC.

QUARTERLY REPORT

Tactical Services Inc.

(formerly Line Up Advertisement Inc.)

October 31, 2017

Index
Condensed Balance Sheets (unaudited)	4
Condensed Statements of Operations (unaudited)	5
Condensed Statements of Cash Flows (unaudited)	6
Condensed Notes to the Financial Statements (unaudited)	7

Tactical Services Inc.

(formerly Line Up Advertisement Inc.)

Condensed Balance Sheets

(Expressed in U.S. dollars)

	October 31, 2017 $	April 30, 2017 $
	(unaudited)
ASSETS
Current Assets
Cash	-	-
Total Assets	-	-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	10,574	18,270
Due to related parties (Note 3)	151,452	101,697
Total Liabilities	162,026	119,967

Stockholders’ Equity
Preferred Stock Authorized: 75,000,000 common shares, with par value $0.001 Issued and outstanding: nil preferred shares at October 31, 2017 and April 30, 2017	-	-
Common Stock Authorized: 300,000,000 common shares, with par value $0.001 Issued and outstanding: 76,000,000 common shares at October 31, 2017 and April 30, 2017	76,000	76,000
Additional Paid-in Capital	(48,585)	(48,585)
Accumulated Deficit	(189,441)	(147,382)
Total Stockholders’ Equity	(162,026)	(119,967)

Total Liabilities and Stockholders’ Equity	-	-

Tactical Services Inc.

(formerly Line Up Advertisement Inc.)

Condensed Statements of Operations

(Expressed in U.S. dollars)

	For the three months ended October 31, 2017	For the three months ended October 31, 2016	For the six months ended October 31, 2017	For the six months ended October 31, 2016
	$	$	$	$
Operating Expenses
Office and general	1,840	1,264	20,445	2,064
Professional fees	18,196	9,318	21,614	12,534
Total Operating Expenses	20,036	10,582	42,059	14,598

Provision for income taxes	-	-	-	-
Net Loss	(20,036)	(10,582)	(42,059)	(14,598)

Net Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	76,000,000	76,000,000	76,000,000	76,000,000

Tactical Services Inc.

(formerly Line Up Advertisement Inc.)

Condensed Statements of Cash Flows

(Expressed in U.S. dollars)

	Six Months Ended October 31, 2017	Six Months Ended October 31, 2016
	$	$
Operating Activities
Net loss	(42,059)	(14,598)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(7,696)	2,969
Due to related parties	49,755	11,629
Net Cash Used in Operating Activities	-	-

Change in Cash	-	-
Cash – Beginning of Year	-	-
Cash – End of Year	-	-

Tactical Services Inc.

(formerly Line Up Advertisement Inc.)

Notes to the Condensed Interim Financial Statements

For the period ended October 31, 2017

1. Nature of Operations and Continuance of Business

Tactical Services Inc. (formerly Line Up Advertisement Inc.) was incorporated in the State of Nevada as a for-profit Company on April 17, 2012.

Going Concern

These interim condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at October 31, 2017, the Company has not recognized any revenues, has a working capital deficit of $162,026, and an accumulated deficit of $189,441. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

a)Basis of Presentation

The accompanying interim condensed financial statements of the Company should be read in conjunction with the consolidated financial statements and accompany notes filed with the U.S. Securities and Exchange Commission for the year ended April 30, 2017. These interim condensed financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

These interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is April 30.

b)Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of mineral properties, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Tactical Services Inc.

(formerly Line Up Advertisement Inc.)

Notes to the Condensed Interim Financial Statements

For the period ended October 31, 2017

2. Summary of Significant Accounting Policies (continued)

d)Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Due to Related Party

As of October 31, 2017, the Company owes $151,452 (April 30, 2017 – $101,697) in loans and payment of expenses to related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

4. Common Shares

The Company’s capitalization is 300,000,000 common shares with a par value of $0.001 per share and 75,000,000 preferred shares with a par value of $0.001 per share. The Company has not issued any preferred shares as at October 31, 2017.

a)On April 25, 2012, the Company issued 750,000,000 Founder's shares for cash at $0.00001 per share for proceeds of $7,500. In September 2012 the Company issued 26,000,000 common shares at $0.0002 per share for proceeds of $5,200.

b)On December 13, 2014, 700,000,000 common shares were retired.

c)On October 23, 2017, the Company approved a forward stock split of its issued and outstanding common shares on a basis of 100 new common shares for each 1 old common share. The impact of the forward stock split has been applied on a retroactive basis and all common share amounts reflect the impact of the forward stock split.

5.Subsequent Events

a)On October 23, 2017, the Company entered into an asset acquisition agreement (the “Agreement”) to acquire assets relating to the development, sales, marketing, and distribution of unmanned aerial vehicles in exchange for the issuance of 60,000,000 common shares of the Company to two individuals (the “Inventors”). As part of the transaction, the Chief Executive Officer and Director of the Company returned 50,000,000 common shares which were subsequently cancelled. As a result of the Agreement, the Inventors would hold 73% of the issued and outstanding common shares of the Company.

On August 24, 2018, the Company and the Inventors entered into a termination agreement, as the terms of the original Agreement were not fulfilled. As a result, on August 27, 2018, the Company reissued 50,000,000 common shares to the Chief Executive Officer and Director of the Company. The common shares that were issuable to the Inventors were never issued.

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

Summary Information

On April 17, 2012, Mr. Vagner Gomes Tome, our former executive officer and former director, incorporated the Company in the State of Nevada and established a fiscal year end of April 30th. On May 23, 2013, the Company accepted the resignation of Mr. Vagner Gomes Tome as the sole director and officer of the Company and accepted the appointment of Mr. Francisco Ariel Acosta to serve in his stead.

On October 4, 2017, the Company changed its name from Line Up Advertisement, Inc. to Tactical Services, Inc.

On October 23, 2017, Tactical Services, Inc., a Nevada corporation (the “Company” or “TTSI”) entered into an Asset Acquisition Agreement (the “Original Agreement”) with Thomas Li, an individual (“Mr. Li”) and Nathan Xian, an individual (“Mr. Xian”) (collectively Mr. Li and Mr. Xian are refereed to hereinafter as the “Inventors”). TTSI was to purchase various assets owned by the Inventors relating the development, sales, marketing and distribution of Unmanned Ariel Vehicles (“UAV” or “Drones”). Pursuant to the Original Agreement, the Company was to acquire one hundred percent (100%) of the assets then owned by the Inventors in exchange for the issuance of an aggregate of 60,000,000 restricted shares of the Company’s common stock (“TTSI Shares”) to the Inventors.

However, subsequent to the date of this Report, on August 24, 2018, the Company and the Inventors entered into a Termination Agreement (the “Termination Agreement”), terminating the Original Agreement. The Termination Agreement was the direct result of a material breach of the terms and conditions of the Original Agreement. Specifically, the Inventors, pursuant to Section 2.01 of the Original Agreement, were to “sell, transfer, convey, assign and deliver…” various assets to the Company. As of the date of termination, the Inventors have been unsuccessful in fulfilling their obligations under the terms and conditions of the Original Agreement. The effect of the Termination Agreement is that the Original Agreement is rendered null and void and shall have no legal effect whatsoever, without any liability or obligation on the part of any party to the Original Agreement.

The foregoing summary is a description of the terms of the Original Agreement and the Termination Agreement which may not contain all information that is of interest to the reader. For further information regarding specific terms and conditions of the Original Agreement and the Termination Agreement which were filed with the SEC on October 25, 2017, as Exhibit 10.01 to the Company’s Current Report on Form 8-K and on August 28, 2018, as Exhibit 10.02 to the Company’s Current Report on Form 8-K respectively, both of which are incorporated herein by this reference.

Results of Operations

Revenue

We have not generated any revenues since our inception on April 17, 2012.

Expenses

During the three months ended October 31, 2017, we incurred operating expenses of $20,036 compared with $10,582 during the three months ended October 31, 2016. The increase is due to professional fees incurred during the period with respect to legal and filing fees incurred during the period.

During the six months ended October 31, 2017, we incurred operating expenses of $42,059 compared with $14,598 during the six months ended October 31, 2016. The increase is due to professional fees incurred during the period with respect to legal and filing fees incurred during the period.

Net Loss

We incurred a net loss of $42,059 during the six months ended October 31, 2017 compared to a net loss of $14,598 during the six months ended October 31, 2016 due to an increase in professional fees relating to legal and filing costs. For both the three and six month months ended October 31, 2017 and 2016, we incurred a loss per share of $nil.

Liquidity and Capital Resources

As of October 31, 2017 and April 30, 2017, we had no cash balance and no assets. As at October 31, 2017, we had liabilities of $162,026 compared with liabilities of $119,967 as at April 30, 2017. The increase in liabilities was due to $49,755 financed by related parties which was offset by a decrease in accounts payable and accrued liabilities of $7,696. Our working capital deficit increased from $119,967 at April 30, 2017 to $162,026 at October 31, 2017. We incurred operating expenses during the period which was financed by our Chief Executive Officer and Director. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.

Net cash used in operating activities for the six months ended October 31, 2017 and 2016 $nil. All of our operating activities were supported by our Chief Executive Officer and Director. We did not have any investing or financing activities during the six months ended October 31, 2017 and 2016.

We did not issue any additional common shares during the six months ended October 31, 2017. However, we did finalize a 100-to-1 forward stock split of our common shares and authorized a new class of preferred shares for up to 75,000,000 preferred shares with a par value of $0.001 per share and amended our authorized common shares to 300,000,000 common shares with a par value of $0.001 per share. We did not issue any preferred shares during the six months ended October 31, 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of October 31, 2017, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No. Document Description

No.	Description
3.1(a)	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)
3.1(b)	Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on November 11, 2013).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.2	Section 1350 Certification of Chief Financial Officer **
101	Interactive Data Files

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactical Services, Inc.

/s/ Francisco Ariel Acosta
Francisco Ariel Acosta
President, Secretary, Treasurer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)