Form 10-Q
period 2018-01-31
TACTICAL SERVICES INC
filed 2019-04-11
CIK 1552358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2018

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

The number of shares outstanding of the Registrant's common stock as of January 31, 2018 was 26,000,000 shares, $0.001 par value per share.

TACTICAL SERVICES, INC.

QUARTERLY REPORT

Tactical Services Inc.

January 31, 2018

Index
Condensed Balance Sheets (unaudited)	4
Condensed Statements of Operations (unaudited)	5
Condensed Statements of Cash Flows (unaudited)	6
Condensed Notes to the Financial Statements (unaudited)	7

Tactical Services Inc.

(formerly Line Up Advertisement Inc.)

Condensed Balance Sheets

(Expressed in U.S. dollars)

	January 31, 2018 $	April 30, 2017 $
	(unaudited)
ASSETS
Current Assets
Cash	-	-
Total Assets	-	-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	5,703	18,270
Due to related parties (Note 3)	164,348	101,697
Total Liabilities	170,051	119,967

Stockholders’ Equity
Preferred Stock Authorized: 75,000,000 common shares, with par value $0.001 Issued and outstanding: nil preferred shares at January 31, 2018 and April 30, 2017	-	-
Common Stock Authorized: 300,000,000 common shares, with par value $0.001 Issued and outstanding: 26,000,000 and 76,000,000 common shares at January 31, 2018 and April 30, 2017	26,000	76,000
Additional Paid-in Capital	1,415	(48,585)
Accumulated Deficit	(197,466)	(147,382)
Total Stockholders’ Equity	(170,051)	(119,967)

Total Liabilities and Stockholders’ Equity	-	-

Tactical Services Inc.

(formerly Line Up Advertisement Inc.)

Condensed Statements of Operations

(Expressed in U.S. dollars)

	For the three months ended January 31, 2018	For the three months ended January 31, 2017	For the nine months ended January 31, 2018	For the nine months ended January 31, 2017
	$	$	$	$
Operating Expenses
Office and general	2,150	757	22,595	2,821
Professional fees	5,875	4,551	27,489	17,084
Total Operating Expenses	8,025	5,308	50,084	19,905

Net Loss	(8,025)	(5,308)	(50,084)	(19,905)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	36,869,565	76,000,000	62,956,522	76,000,000

Tactical Services Inc.

(formerly Line Up Advertisement Inc.)

Condensed Statements of Cash Flows

(Expressed in U.S. dollars)

	Nine Months Ended January 31, 2018	Nine Months Ended January 31, 2017
	$	$
Operating Activities
Net loss	(50,084)	(19,905)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(12,567)	1,526
Due to related parties	62,651	18,379
Net Cash Used in Operating Activities	-	-
Change in Cash	-	-
Cash – Beginning of Year	-	-
Cash – End of Year	-	-

Tactical Services Inc.

(formerly Line Up Advertisement Inc.)

Notes to the Condensed Interim Financial Statements

For the period ended January 31, 2018

1.Nature of Operations and Continuance of Business

Tactical Services Inc. (formerly Line Up Advertisement Inc.) was incorporated in the State of Nevada as a for-profit Company on April 17, 2012.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2018, the Company has a working capital deficit of $170,051 and an accumulated deficit of $197,466. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

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

For the period ended January 31, 2018

2.Summary of Significant Accounting Policies (continued)

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

3.Due to Related Party

As of January 31, 2018, the Company owes $164,348 (April 30, 2017 – $101,697) in loans and payment of expenses to related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

4.Common Shares

The Company’s capitalization is 300,000,000 common shares with a par value of $0.001 per share and 75,000,000 preferred shares with a par value of $0.001 per share. The Company has not issued any preferred shares as at January 31, 2018.

a)On April 25, 2012, the Company issued 750,000,000 Founder's shares for proceeds of $7,500. In September 2012 the Company issued 26,000,000 common shares for proceeds of $5,200.

b)On December 13, 2014, 700,000,000 common shares were retired.

c)On October 23, 2017, the Company approved a forward stock split of its issued and outstanding common shares on a basis of 100 new common shares for each 1 old common share. The impact of the forward stock split has been applied on a retroactive basis and all common share amounts reflect the impact of the forward stock split.

d)On November 20, 2017, the former Chief Executive Officer and Director of the Company returned 50,000,000 common shares of the Company which were returned to treasury and cancelled.

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

However, on August 24, 2018, the Company and the Inventors entered into a Termination Agreement (the “Termination Agreement”), terminating the Original Agreement. The Termination Agreement was the direct result of a material breach of the terms and conditions of the Original Agreement. Specifically, the Inventors, pursuant to Section 2.01 of the Original Agreement, were to “sell, transfer, convey, assign and deliver…” various assets to the Company. As of the date of termination, the Inventors have been unsuccessful in fulfilling their obligations under the terms and conditions of the Original Agreement. The effect of the Termination Agreement is that the Original Agreement is rendered null and void and shall have no legal effect whatsoever, without any liability or obligation on the part of any party to the Original Agreement.

The Agreement contained a post-closing condition such that the Company’s majority shareholder cancelled 50,000,000 shares of the Company’s restricted common stock then currently beneficially owned, such stock was cancelled and returned to the Company’s treasury.

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

Expenses

During the three months ended January 31, 2018, we incurred operating expenses of $8,025 compared with $5,308 during the three months ended January 31, 2017. The increase is due to professional fees and general and administrative expenses incurred during the period with respect to legal and filing fees incurred during the period.

During the nine months ended January 31, 2018, we incurred operating expenses of $50,084 compared with $19,905 during the nine months ended January 31, 2017. The increase is due to professional fees incurred during the period with respect to legal and filing fees incurred during the period.

Net Loss

We incurred a net loss of $50,084 during the nine months ended January 31, 2018 compared to a net loss of $19,905 during the nine months ended January 31, 2017 due to an increase in professional fees relating to legal and filing costs. For both the three and nine month ended January 31, 2018 and 2017, we incurred a loss per share of $nil.

Liquidity and Capital Resources

As of January 31, 2018, and April 30, 2017, we had no cash balance and no assets. As at January 31, 2018, we had liabilities of $170,051 compared with liabilities of $119,967 as at April 30, 2017. The increase in liabilities was due to $62,651 financed by related parties which was offset by a decrease in accounts payable and accrued liabilities of $12,567. Our working capital deficit increased from $119,967 at April 30, 2017 to $170,051 at January 31, 2018. We incurred operating expenses during the period which was financed by our Chief Executive Officer and Director. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.

Net cash used in operating activities for the nine months ended January 31, 2018 and 2017 was $nil. All of our operating activities were supported by our Chief Executive Officer and Director. We did not have any investing or financing activities during the six months ended January 31, 2018 and 2017.

During the period ended January 31, 2018, we cancelled 50,000,000 common shares that were previously issued. In October 2017, we finalized a 100-to-1 forward stock split of our common shares and authorized a new class of preferred shares for up to 75,000,000 preferred shares with a par value of $0.001 per share and amended our authorized common shares to 300,000,000 common shares with a par value of $0.001 per share. We did not issue any preferred shares during the nine months ended January 31, 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of January 31, 2018, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

1.Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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