Form 10-K
period 2018-04-30
TACTICAL SERVICES INC
filed 2021-02-25
CIK 1552358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2018

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

Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[X]	Non-accelerated filer	[X]	Smaller reporting company
		[ ]	Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [X] No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: NIL

As of February 23, 2021, there were 76,000,000 shares of the registrant’s common stock were outstanding.

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

As used in this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars and, unless otherwise indicated, references to “we,” “our,” “us,” the “Company,” “TTSI” or the “Registrant” refer to Tactical Services, Inc., a Nevada corporation.

ITEM 1. BUSINESS

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

We are currently seeking acquisition partners in order to provide value for our current shareholders. As of the date of this Report we have not identified any potential acquisition candidates or entered into any negotiations relating to the same.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

The Company trades on the United States Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “TTSI”. The table below sets forth the high and low sales prices of the Company’s Common Shares quoted on the OTCBB during the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions.

The closing sales price of the Company’s Common Shares on April 30, 2018 as reported on the OTCBB was $0.01 per share.

Approximate Number of Holders of Common Stock

As of April 30, 2018, the Company had 1 active shareholder of record. The Company has not paid cash dividends and has no outstanding options.

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

This annual report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward-looking statement.

Results of Operations for the Years Ended April 30, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2018 and 2017 which are included herein.

Our operating results for the years ended April 30, 2018 and 2017 are summarized as follows:

	Year Ended
	April 30,
	2018	2017
Office and general	$22,770	$3,178
Professional fees	$27,864	$24,113
Net Loss	$50,634	$27,291

Operating Revenues

During the years ended April 30, 2018 and 2017, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the year ended April 30, 2018 were $50,634 compared to $27,291 for the year ended April 30, 2017. The increase in operating expenses was due to an increase of $19,592 for office and general expenditures due to higher transfer agent costs from cancellation of common shares and DTC eligibility costs as well as an increase of $3,751 in professional fees due to additional legal fees incurred for a proposed acquisition transaction that did not finalize.

During the year ended April 30, 2018, we incurred a net loss of $50,634 or $nil loss per share compared to a net loss of $27,291 or

$nil per share for the year ended April 30, 2017.

Liquidity and Capital Resources

Working Capital

	At	At
	April 30,	April 30,
	2018	2017
Current Assets	$-	$-
Current Liabilities	$170,601	$119,967
Working Capital (deficit)	$(170,601)	$(119,967)

Cash Flows

	Year Ended	Year Ended
	April 30,	April 30,
	2018	2017
Cash used in Operating Activities	$(62,651)	$(19,379)
Cash used in Investing Activities	$-	$-
Cash provided by Financing Activities	$62,651	$19,379
Net Increase (Decrease) in Cash	$-	$-

As at April 30, 2018 and 2017, the Company had no cash or assets in the Company.

As at April 30, 2018, we had total liabilities of $170,601 compared with $119,967 as at April 30, 2017. The increase in total liabilities was attributed to $62,651 of additional funding from related parties to support our ongoing operating activities offset by a decrease of

$12,017 in accounts payable and accrued liabilities relating to timing differences between the payment of outstanding obligations as they become due.

As at April 30, 2018, we had a working capital deficit of $170,601 compared with a working capital deficit of $119,967 as at April 30, 2017. The increase in working capital deficit was due to operating expenditures incurred during the year which were funded by financing from related parties.

Cashflow from Operating Activities

During the year ended April 30, 2018, we used $62,651 of cash for operating activities as compared to $19,379 during the year ended April 30, 2017. The increase is due to the fact that the Company received more funding from related parties during the period to support an increase in operating activity.

Cashflow from Financing Activities

During the year ended April 30, 2018, the Company received $62,651 of financing from related parties as compared to $19,379 from related parties during the year ended April 30, 2017.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements included in this annual report under this item are set forth beginning on Page F-1 of this Annual Report, immediately following the signature pages.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of April 30, 2018 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of April 30, 2018, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of April 30, 2018, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

i)Lack of Formal Policies and Procedures. The Company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

ii)Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Francisco Ariel Acosta	54	President, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Directors receive no compensation for serving on the Board of Directors

Background of officers and Directors

Francisco Ariel Acosta has been appointed as the sole director and officer of the Company. Since 2013, Mr. Acosta has served as Vice President of Operations for VS Trading Import and Export Company where his responsibilities include working closely with the executive team and customer centricity. Prior to that, from 2007-2013, Mr. Acosta served as Bank Manager at Banco de Reservas de la Rep. Dominica where he was in charge of the bank’s day-to-day operations. From 1988-1994, Mr. Acosta attended New York University where he studied Finance and Business Administration. The board of directors believes that Mr. Acosta’s business experience will be a valuable asset in attaining the Company’s goals.

Mr. Acosta’ is not a director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the directors and officers of Tactical Services, Inc.

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

Director Nominations

As of April 30, 2018, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company. We currently have no compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in- control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as February 11, 2021, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As February 11, 2021, there were 76,000,000 shares of common stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Category of Shareholder	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class
Directors and Executive Officers	Francisco Ariel Acosta	50,000,000	65.78%
All Directors and Executive Officers		0	0.00%
5% Shareholders		0	0.00%
TOTAL		50,000,000	65.78

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

As of April 30, 2018, the Company has received $164,348 (April 30, 2017 – $101,697) in loans and payment of expenses from related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

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

Director Independence

During the fiscal year ended April 30, 2018, we had no independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Prager Metis CPAs, LLC and AMC Auditing, LLC, respectively, for the fiscal periods shown.

	April 30, 2018	April 30, 2017
Audit Fees	$10,000	$9,705
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	5,000	4,500
Total	$15,000	$14,205

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee meeting, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended April 30, 2018. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS

No.	Description
3.1(a)	Amended and Restated Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on October 25, 2017)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)

21.1	The Company has no subsidiaries.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *

32.1*	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

101.1*	Interactive Data Files

* Filed herewith

** Included in Exhibit 32.1

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tactical Services, Inc.

Signatures	Title(s)	Date

/s/ Francisco Ariel Acosta	President, Secretary, Treasurer, Chief Financial Officer and Director
Francisco Ariel Acosta	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	February 17, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Francisco Ariel Acosta	President, Secretary, Treasurer, Chief Financial Officer and Director
Francisco Ariel Acosta	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	February 17, 2021

INDEX TO THE AUDITED FINANCIAL STATEMENTS

Years Ended April 30, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tactical Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Tactical Services, Inc. (the “Company”) as of April 30, 2018 and 2017, and the related statements of operations, stockholders’ (deficit), and cash flows for the two years ended April 30, 2018, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018, and the results of its operations and its cash flows for the two years ended April 30, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated any revenues since inception, has a working capital deficit of $170,601, and has an accumulated deficit of $198,016. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2019

Las Vegas, NV

February 11, 2021

Tactical Services Inc. (formerly Line Up Advertisement Inc.)

Balance Sheets

	April 30, 2018	April 30, 2017

ASSETS
Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$6,253	$18,270
Due to related parties (Note 3)	164,348	101,697

Total Liabilities	170,601	119,967

Stockholders’ Deficit
Preferred Stock Authorized: 75,000,000 preferred shares, with par value $0.001 No Shares Issued and Outstanding	-	-
Common Stock Authorized: 300,000,000 common shares, par value $0.001 Issued and outstanding: 26,000,000 and 76,000,000 common shares, respectively	26,000	76,000
Additional Paid-in Capital	1,415	(48,585)
Accumulated Deficit	(198,016)	(147,382)

Total Stockholders’ Deficit	(170,601)	(119,967)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these financial statements

Tactical Services Inc. (formerly Line Up Advertisement Inc.)

Statements of Operations

(Expressed in U.S. dollars)

	For the year ended April 30, 2018	For the year ended April 30, 2017
Revenue	$-	$-
Operating Expenses
General and Administrative	50,634	27,291

Total Operating Expenses	50,634	27,291

Net Loss Before Provision for Income Tax	(50,634)	(27,291)

Provision for income tax	-	-

Net Loss	$(50,634)	$(27,291)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding – basic and diluted	53,945,205	76,000,000

The accompanying notes are an integral part of these financial statements

Tactical Services Inc. (formerly Line Up Advertisement Inc.)

Statement of Stockholders’ Deficit

(Expressed in U.S. dollars)

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-In Capital	Deficit	Total

Balance – April 30, 2016	76,000,000	$76,000	$(48,585)	$(120,091)	$(92,676)
Net loss for the year	-	-	-	(27,291)	(27,291)

Balance – April 30, 2017	76,000,000	76,000	(48,585)	(147,382)	(119,967)
Cancellation of shares	(50,000,000)	(50,000)	50,000	-	-
Net loss for the year	-	-	-	(50,634)	(50,634)

Balance – April 30, 2018	26,000,000	$26,000	$1,415	$(198,016)	$(170,601)

The accompanying notes are an integral part of these financial statements

Tactical Services Inc. (formerly Line Up Advertisement Inc.)

Statements of Cash Flows

(Expressed in U.S. dollars)

	For the year ended April 30, 2018	For the year ended April 30, 2017
Cash Flows from Operating Activities
Net loss	$(50,634)	$(27,291)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(12,017)	7,912

Net Cash Used in Operating Activities	(62,651)	(19,379)

Cash Flows from Financing Activities
Proceeds from related party loan	62,651	19,379

Net Cash Provided by Financing Activities	62,651	19,379

Change in Cash	-	-

Cash – Beginning of Year	-	-

Cash – End of Year	$-	$-

The accompanying notes are an integral part of these financial statements

Tactical Services Inc. (formerly Line Up Advertisement Inc.)

Notes to the Financial Statements

(Expressed in U.S. dollars)

1.Nature of Operations and Continuance of Business

Tactical Services Inc. (formerly Line Up Advertisement Inc.) was incorporated in the State of Nevada as a for-profit Company on April 17, 2012.

On October 23, 2017, the Company entered into an asset acquisition agreement (the “Agreement”) to acquire assets relating to the development, sales, marketing, and distribution of unmanned aerial vehicles in exchange for the issuance of 60,000,000 common shares of the Company to two individuals (the “Inventors”). As part of the transaction, the Chief Executive Officer and Director of the Company returned 50,000,000 common shares to the Company which were subsequently cancelled. As a result of the Agreement, the Inventors would hold 73% of the issued and outstanding common shares of the Company. Thereafter on August 24, 2018, the Company and the Inventors entered into a termination agreement, as the terms of the original Agreement were not fulfilled. As a result, on August 27, 2018, the Company reissued 50,000,000 common shares to the Chief Executive Officer and Director of the Company. The common shares that were issuable to the Inventors were never issued.

2.Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not generated any revenues since inception, has a working capital deficit of $170,601 and has an accumulated deficit of $198,016. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern within one year from the date of the filing. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. Management is currently looking at various options and investment opportunities. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavours or opportunities which could significantly and materially restrict the Company’s operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.Summary of Significant Accounting Policies

a)Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in US dollars.

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

c)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2018 and 2017, the Company had no cash equivalents.

Tactical Services Inc. (formerly Line Up Advertisement Inc.)

Notes to the Financial Statements

(Expressed in U.S. dollars)

3. Summary of Significant Accounting Policies (continued)

d)Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of April 30, 2018 and 2017 there are no common stock equivalents that would impact EPS.

e)Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Accounting for Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

f)Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2018 and 2017, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)Fair Value of Financial Instruments

The Company measures fair value in accordance with ASC 820 - Fair Value Measurements. ASC 820 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurements. ASC 820 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by ASC 820 are:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Tactical Services Inc. (formerly Line Up Advertisement Inc.)

Notes to the Financial Statements

(Expressed in U.S. dollars)

3. Summary of Significant Accounting Policies (continued)

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of April 30, 2018 and 2017 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, and due to related party approximate fair value due to their relatively short maturities.

h)Recent Accounting Pronouncements

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on the consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. Due to Related Party

As of April 30, 2018, and 2017, the Company has received $164,348 and $101,697, respectively, in loans and payment of expenses from related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

5. Shareholders’ Equity

The Company’s capitalization is 300,000,000 common shares and 75,000,000 preferred shares with a par value of $0.001 per share. No preferred shares have been issued.

a)On October 23, 2017, there was a 100-for-1 forward split of the Company’s common shares. All per share information have been retrospectively presented.

b)On November 20, 2017, 50,000,000 common shares were cancelled pursuant to the terms of an asset acquisition agreement, as fully discussed in Note 1, above.

As of April 30, 2018, and 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

Tactical Services Inc. (formerly Line Up Advertisement Inc.)

Notes to the Financial Statements

(Expressed in U.S. dollars)

6. Income Taxes

The tax effect of the significant temporary differences, which comprise deferred income tax assets and liabilities, are as follows:

	2018	2017
Statutory income tax rate	30.4%	35%

Income tax losses at statutory rate	$(15,393)	$(51,584)
Tax effect of:
Changes in enacted tax rates	25,394	-
Change in valuation allowance	(10,001)	51,584

Income tax provision	$-	$-

The significant components of deferred income tax assets and liabilities are as follows:

	2018	2017
Deferred income tax assets
Net operating losses carry forward	$41,583	$51,584
Valuation allowance	(41,583)	(51,584)

Net deferred income tax asset	$-	$-

As of April 30, 2018, the Company had approximately $198,000 of net operating loss carryforwards (“NOLs”) available to reduce future taxable income which will begin to expire in 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will be realized.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the 2017 Tax Act and the guidance available and, based thereon, has determined that the 2017 Tax Act does not change the determination that it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has kept the full valuation allowance. As a result, the Company recorded no income tax expense during the year ended April 30, 2018.

7. Asset acquisition agreement

On October 23, 2017, the Company entered into an asset acquisition agreement (the “Agreement”) to acquire assets relating to the development, sales, marketing, and distribution of unmanned aerial vehicles in exchange for the issuance of 60,000,000 common shares of the Company to two individuals (the “Inventors”). As part of the transaction, the Chief Executive Officer and Director of the Company returned 50,000,000 common shares which were subsequently cancelled. As a result of the Agreement, the Inventors would hold 73% of the issued and outstanding common shares of the Company.

Tactical Services Inc. (formerly Line Up Advertisement Inc.)

Notes to the Financial Statements

(Expressed in U.S. dollars)

8. Subsequent Events

a)On August 24, 2018, the Company entered into a termination agreement of the asset acquisition agreement entered into on October 23, 2017 (See note 7), as the terms of the original Agreement were not fulfilled. As a result, on August 27, 2018, the Company reissued 50,000,000 common shares to the Chief Executive Officer and Director of the Company.

b)On February 8, 2019, the Company received $30,000 into an escrow account as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand.

c)On July 14, 2020, the Company received $500 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand.

d)On November 4, 2020, the Company received $15,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand.

e)On November 10, 2020, the Company received $2,250 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand.

f)On November 17, 2020, the Company received $7,500 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand.