Form 10-Q
period 2018-07-31
TACTICAL SERVICES INC
filed 2021-06-08
CIK 1552358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2018

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

+1 (829) 639-9332

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-Accelerated filer	[ ]	Emerging growth company	[ ]
Smaller reporting company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 76,000,000 common shares issued and outstanding as of June 3, 2021.

TACTICAL SERVICES, INC.

QUARTERLY REPORT

TACTICAL SERVICES, INC.

CONDENSED FINANCIAL STATEMENTS

July 31, 2018

Unaudited

Tactical Services Inc.

BALANCE SHEETS

(Unaudited)

	July 31, 2018	April 30, 2018
ASSETS
Cash	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$6,253	$6,253
Due to related parties	164,348	164,348
Total current liabilities	170,601	170,601

Total liabilities	170,601	170,601

Stockholders' deficit
Preferred shares, $0.001 par value; 75,000,000 shares authorized; 0 Issued and outstanding as of July 31, 2018 and April 30, 2018 respectively
Common shares, $0.001 par value; 300,000,000 shares authorized; 26,000,000 shares issued and outstanding as of July 31, 2018 and April 30, 2018 respectively	26,000	26,000
Additional paid-in capital	1,415	1,415
Accumulated deficit	(198,016)	(198,016)
Total stockholders' deficit	(170,601)	(170,601)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Tactical Services Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	July 31,
	2018	2017
Sales	$-	$-

Operating expenses
General and administrative	-	18,605
Professional fees	-	3,418
Total operating expenses	-	22,023

Loss from operations	-	(22,023)

Net loss	$-	$(22,023)

Net loss per common share: basic and diluted	$0.00	$(0.00)

Weighted average common shares outstanding - basic and diluted	26,000,000	76,000,000

The accompanying notes are an integral part of these unaudited financial statements

Tactical Services Inc.

STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, April 30, 2018	-	$-	26,000,000	$26,000	$1,415	$(198,016)	$(170,601)
Net loss	-	-	-	-	-	-	-
Balance, July 31, 2018	-	$-	26,000,000	$26,000	$1,415	$(198,016)	$(170,601)

Balance, April 30, 2017	-	$-	76,000,000	$76,000	$(48,585)	$(147,382)	$(119,967)
Net loss	-	-	-	-	-	(22,023)	(22,022)
Balance, July 31, 2017	-	$-	76,000,000	$76,000	$(48,585)	$(169,404)	$(141,989)

Tactical Services Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	July 31, 2018	July 31, 2017
Cash Flows from Operating Activities
Net loss	$-	$(22,023)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	-	(3,741)
Net cash from operating activities	-	(25,764)

Cash Flows from Financing Activities
Proceed from related party loan		25,764
Net cash from financing activities	-	25,764

Net increase (decrease) in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Tactical Services Inc.

Notes to the Financial Statements

(Unaudited)

1.Nature of Operations and Continuance of Business

Tactical Services Inc. (formerly Line Up Advertisement Inc.) was incorporated in the State of Nevada as a for-profit Company on April 17, 2012.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of July 31, 2018, the Company has not generated any revenue since inception, has a working capital deficit of $170,601 and has an accumulated deficit of $198,016. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors, among others raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.Summary of Significant Accounting Policies

a)Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of July 31, 2018, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended July 31, 2018, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 10-K filed on February 25, 2021.

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

Tactical Services Inc. (formerly Line Up Advertisement Inc.)

Notes to the Financial Statements

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

c)Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of July 31, 2018, the Company had no potential dilutive shares.

d)Income Taxes

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

e)Financial Instruments

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

Tactical Services Inc. (formerly Line Up Advertisement Inc.)

Notes to the Financial Statements

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

f)Recent Accounting Pronouncements

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

3. Due to Related Party

As of July 31, 2018, the Company has received $164,348 (April 30, 2018 – $164,348) in loans and payment of expenses from related parties. During the period ended July 31, 2018, the Company did not receive any loans. The amounts owing are unsecured, non-interest bearing, and due on demand.

4. Asset acquisition

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

5. Common Shares

The Company’s capitalization is 300,000,000 common shares and 75,000,000 preferred shares with a par value of $0.001 per share. No preferred shares have been issued.

a)As of July 31, 2018, and on April 30, 2018 the Company had 26,000,000 and 26,000,000 common shares issued and outstanding, respectively.

6. Subsequent Events

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

Tactical Services Inc. (formerly Line Up Advertisement Inc.)

Notes to the Financial Statements

(Unaudited)

6. Subsequent Events (Continued)

On February 8, 2019, the Company received $30,000 into an escrow account as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand.

On July 14, 2020, the Company received $500 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand.

On November 4, 2020, the Company received $15,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand.

On November 10, 2020, the Company received $2,250 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand.

On November 17, 2020, the Company received $7,500 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand.

On February 15, 2021, the Company received $7,500 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand.

On February 15, 2021, the Company received $16,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand.

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

We are currently seeking acquisition partners we believe would be beneficial for the Company and our shareholders. To this end, we intent to begin the process of identifying sectors and industries that current management believes will provide the most long-term and short-term benefit to the existing and future shareholders of the Company. However, as of the date of this Report we have not identified any potential acquisition candidates or entered into any negotiations relating to the same. Additionally, we intend to continue to take such corporate actions necessary to fulfil our reporting obligations with the SEC and undertaking other corporate actions necessary to continue and eventually grow the Company’s business operations, through the identification of suitable acquisition partners. We intend to update our shareholders during this process.

Results of Operations

Results of Operations for the three months Ended July 30, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our audited financial statements for the three-month ended July 30, 2018 and 2017 which are included herein.

Our operating results for the three months ended July 30, 2018 and 2017 are summarized as follows:

	July 31,
	2018	2017
General and administrative	$-	$18,605
Professional fees	$-	$3,418
Net Loss	$-	$(22,023)

Operating Revenues

During the three months ended July 30, 2018 and 2017, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the three months ended July 31, 2018 were $0 compared to $22,023 for the three months ended July 31, 2017. The decrease in operating expenses was due to a decrease of $18,605 for office and general expenditures due to lower transfer agent costs as well as an decrease of $3,418 in professional fees due to additional legal and accounting fees incurred for a proposed acquisition transaction that did not finalize during the quarter ended July 31, 2017.

Liquidity and Capital Resources

Working Capital

	At	At
	July 31,	April 30,
	2018	2018
Current Assets	-	-
Current Liabilities	170,601	170,601
Working Capital	$(170,601)	$(170,601)

Cash Flows

	Three months Ended July 31, 2018	Three months Ended July 31, 2017
Cash used in Operating Activities	$-	$(25,764)
Cash used in Investing Activities	$-	$-
Cash provided by Financing Activities	$-	$25,764
Net Increase (Decrease) in Cash	$-	$-

As of July 31, 2018 and April 30, 2018 and 2017, the Company had no cash or assets in the Company.

As of July 31, 2018, we had total liabilities of $170,601 compared with $170,601 as at April 30, 2018.

As of July 31, 2018 we had a working capital deficit of $170,601 compared with a working capital deficit of $170,601 as at April 30, 2018.

Cashflow from Operating Activities

During the three months ended July 31, 2018, we used $0 of cash for operating activities as compared to $25,764 during the three months ended July 31, 2017. The decrease is due to the fact that the Company received more funding from related parties during the prior period to support an increase in operating activity.

Cashflow from Financing Activities

During the three months ended July 31, 2018, the Company received $0 of financing from related parties as compared to $25,764 from related parties during the six months ended July 31, 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2018, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2018, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

1. Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day-to-day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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