Form 10-Q
period 2019-01-31
TACTICAL SERVICES INC
filed 2021-06-08
CIK 1552358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2019

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

TACTICAL SERVICES, INC.

QUARTERLY REPORT

TACTICAL SERVICES, INC.

CONDENSED FINANCIAL STATEMENTS

January 31, 2019

Unaudited

Tactical Services Inc.

BALANCE SHEETS

(Unaudited)

	January 31, 2019	April 30, 2018
ASSETS
Cash	$1,960	$-
Total assets	$1,960	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$7,503	$6,253
Due to related parties	170,080	164,348
Total current liabilities	177,583	170,601

Total liabilities	177,583	170,601

Stockholders' deficit
Preferred shares, $0.001 par value; 75,000,000 shares authorized; 0 Issued and outstanding as of January 31, 2019 and April 30, 2018 respectively	-	-
Common shares, $0.001 par value; 300,000,000 shares authorized; 76,000,000 shares issued and outstanding as of January 31, 2019 and 26,000,000 as of April 30, 2018, respectively	76,000	26,000
Additional paid-in capital	(48,585)	1,415
Accumulated deficit	(203,038)	(198,016)
Total stockholders' deficit	(175,623)	(170,601)

Total liabilities and stockholders' deficit	$1,960	$-

The accompanying notes are an integral part of these unaudited financial statements

Tactical Services Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	January 31,		January 31,
	2019	2018	2019	2018
Sales	$-	$-	$-	$-

Operating expenses
General and administrative	-	2,150	100	22,595
Professional fees	4,022	5,875	4,922	27,489
Total operating expenses	4,022	8,025	5,022	50,084

Loss from operations	(4,022)	(8,025)	(5,022)	(50,084)

Net loss	$(4,022)	$(8,025)	$(5,022)	$(50,084)

Net loss per common share: basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	76,000,000	36,869,565	54,545,455	62,956,522

The accompanying notes are an integral part of these unaudited financial statements

Tactical Services Inc.

STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Preferred Stock		Common Stock
					Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, April 30, 2018	-	$-	26,000,000	$26,000	1,415	$(198,016)	$(170,601)
Net loss	-	-	-	-	-	-	-
Balance, July 31, 2018	-	$-	26,000,000	$26,000	1,415	$(198,016)	$(170,601)
Net loss	-	-	-	-	-	(1,000)	(1,000)
Reissuance of cancelled shares	-	$-	50,000,000	$50,000	(50,000)	-	-
Balance, October 31, 2018	-	$-	76,000,000	$76,000	(48,585)	$(199,016)	$(171,601)
Net loss	-	-	-	-	-	(4,022)	(4,022)
Balance, January 31, 2019	-	$-	76,000,000	$76,000	(48,585)	$(203,038)	$(175,623)

Balance, April 30, 2017	-	$-	76,000,000	$76,000	(48,585)	$(147,382)	$(119,967)
Net loss	-	-	-	-	-	(22,023)	(22,023)
Balance, July 31, 2017	-	$-	76,000,000	$76,000	(48,585)	$(169,405)	$(141,990)
Net loss	-	-	-	-	-	(20,036)	(20,036)
Balance, October 31, 2017	-	$-	76,000,000	$76,000	(48,585)	$(189,441)	$(162,026)
Cancellation of shares	-	-	(50,000,000)	(50,000)	50,000	-	-
Net loss	-	-	-	-	-	(8,025)	(8,025)
Balance, January 31, 2018	-	$-	26,000,000	$26,000	1,415	$(197,466)	$(170,051)

Tactical Services Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	January 31, 2019	January 31, 2018
Cash Flows from Operating Activities
Net loss	$(5,022)	$(50,084)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	1,250	(12,567)
Net cash from operating activities	(3,772)	(62,651)

Cash Flows from Financing Activities
Proceed from related party loan	5,732	62,651
Net cash from financing activities	5,732	62,651

Net increase (decrease) in cash	1,960	-
Cash, beginning of period	-	-
Cash, end of period	$1,960	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Tactical Services Inc.

Notes to the Financial Statements

(Unaudited)

1. Nature of Operations and Continuance of Business

Tactical Services Inc. (formerly Line Up Advertisement Inc.) was incorporated in the State of Nevada as a for-profit Company on April 17, 2012.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception, has a working capital deficit of $175,623 and has an accumulated deficit of $203,038. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors among others raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2. Summary of Significant Accounting Policies

a)Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of January 31, 2019, and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended January 31, 2019, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 10-K filed on February 25, 2021.

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

Tactical Services Inc. (formerly Line Up Advertisement Inc.)

Notes to the Financial Statements

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

c)Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of January 31, 2019, the Company had no potential dilutive shares.

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

3. Due to Related Party

As of January 31, 2019, the Company has received $170,080 (January 31, 2018 – $164,348) in loans and payment of expenses from related parties. During the nine-months ended January 31, 2019, the Company received $5,732 in loans and payment of expenses from related parties.  The amounts owing are unsecured, non-interest bearing, and due on demand.

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

As of January 31, 2019, and on April 30, 2018 the Company had 76,000,000 and 26,000,000 common shares issued and outstanding, respectively. See note 4 regarding the reissuance of shares.

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

Results of Operations

Results of Operations for the three months Ended January 31, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our audited financial statements for the three months ended January 31, 2019 and 2018 which are included herein.

Our operating results for the three months ended January 31, 2019 and 2018 are summarized as follows:

	January 31,
	2019	2018
General and administrative	$-	$2,150
Professional fees	$4,022	$5,875
Net Loss	$(4,022)	$(8,025)

Operating Revenues

During the three months ended January 31, 2019 and 2018, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the three months ended January 31, 2019 were $4,022 compared to $8,025 for the three months ended January 31, 2018. The decrease in operating expenses was due to a decrease of $2,150 for office and general expenditures due to lower transfer agent costs as well as an decrease of $1,853 in professional fees due to additional legal and accounting fees incurred for a proposed acquisition transaction that did not finalize during 2018.

Results of Operations for the nine months Ended January 31, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the nine months ended January 31, 2019 and 2018 which are included herein.

Our operating results for the nine months ended January 31, 2019 and 2018 are summarized as follows:

	January 31,
	2019	2018
General and administrative	$100	$22,595
Professional fees	$4,922	$27,489
Net Loss	$(5,022)	$(50,084)

Operating Revenues

During the nine months ended January 31, 2019 and 2018, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the nine months ended January 31, 2019 were $5,022 compared to $50,084for the year ended January 31, 2018. The decrease in operating expenses was due to an decrease of $22,495 for office and general expenditures due to lower transfer agent costs as well as an decrease of $22,567 in professional fees due to additional legal fees incurred for a proposed acquisition transaction that did not finalize during 2018.

Liquidity and Capital Resources

Working Capital

	At	At
	January 31,	April 30,
	2019	2018
Current Assets	$1,960	$-
Current Liabilities	$177,583	$170,601
Working Capital (deficit)	(175,623)	(170,601)

Cash Flows

	Nine months Ended January 31, 2019	Nine months Ended January 31, 2018
Cash used in Operating Activities	$(3,722)	$(62,651)
Cash used in Investing Activities	$-	$-
Cash provided by Financing Activities	$5,732	$62,651
Net Increase (Decrease) in Cash	$1,960	$-

As of January 31, 2019 and April 30, 2018 and 2017, the Company had no cash or assets in the Company.

As of January 31, 2019, we had total liabilities of $177,583 compared with $170,601 as at April 30, 2018. The increase in total liabilities was attributed to $5,732 of additional funding from related parties to support our ongoing operating.

As of January 31, 2019 we had a working capital deficit of $175,623 compared with a working capital deficit of $170,601 as at April 30, 2018. The increase in working capital deficit was due to operating expenditures incurred during the year which were funded by financing from related parties.

Cashflow from Operating Activities

During the nine months ended January 31, 2019, we used $3,722 of cash for operating activities as compared to $62,651 during the nine months ended January 31, 2018. The decrease is due to a decrease in operating activity.

Cashflow from Financing Activities

During the nine months ended January 31, 2019, the Company received $5,732 of financing from related parties as compared to $62,651 from related parties during the nine months ended January 31, 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of January 31, 2019, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2019, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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