Form 10-K
period 2019-04-30
TACTICAL SERVICES INC
filed 2021-06-25
CIK 1552358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2019

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to____________

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

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Smaller Reporting Company	[X]
Accelerated Filer	[ ]	Non-Accelerated Filer	[ ]
Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

As of June 9, 2021, the aggregate market value of shares held by non-affiliates of the registrant (computed by reference to the price at which the common equity was last sold) was approximately $2,128,000.

As of June 9, 2021, the registrant had 76,000,000 shares of common stock issued and outstanding.

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

ITEM 1: BUSINESS

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares trade under the symbol “TTSI” on the OTC Pink Marketplace, operated by OTC Markets Inc. As of the date of this filing, there has been limited trading of our securities and until such time that we are in compliance with our reporting requirements with the SEC, trading of our securities is accompanied by the following warning issued by the OTC Pink Marketplace: “Warning! This company may not be making material information publicly available. Buying or selling a security on the basis of material nonpublic material information is prohibited under Section 10(b) of the Securities Exchange Act of 1934 and Rules 10b-5 and 10b5-1 thereunder. Violators may be subject to civil and criminal penalties.”

Accordingly, we encourage anyone considering trading in our securities to use the highest degree of caution, until such time the Company has complied with our SEC reporting obligations.

The foregoing over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of June 15, 2021, we had 76,000,000 Shares of $0.001 par value common stock issued and outstanding held by 2 shareholders of record.

The stock transfer agent for our securities is Action Stock Transfer Corporation.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; and the customers rights and remedies in causes of fraud in penny stock transactions.

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

Results of Operations for the Years Ended April 30, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2019 and 2018 which are included herein.

Our operating results for the years ended April 30, 2019 and 2018 are summarized as follows:

	Year Ended
	April 30,
	2019	2018
General and administrative	$2,314	$22,770
Professional fees	$31,683	$27,864
Interest expense	641	-
Net Loss	$34,638	$50,634

Operating Revenues

During the years ended April 30, 2019 and 2018, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the year ended April 30, 2019 were $33,997 compared to $50,634 for the year ended April 30, 2018. The decrease in operating expenses was due to an of $20,456 in office and general expenditures due to lower transfer agent costs and DTC eligibility costs as well as an increase of $3,819 in professional fees due to higher legal fees.

During the year ended April 30, 2019, we incurred a net loss of $34,638 compared to a net loss of $50,634 for the year ended April 30, 2018, due to the factors discussed above in addition to $641 in interest expense incurred during the year ended April 30, 2019.

Liquidity and Capital Resources

Working Capital

	At April 30, 2019	At April 30, 2018
Current Assets	$-	$-
Current Liabilities	$205,239	$170,601
Working Capital (deficit)	$(205,239)	$(170,601)

Cash Flows

	Year Ended	Year Ended
	April 30,	April 30,
	2018	2017
Cash used in Operating Activities	$(35,732)	$(62,651)
Cash used in Investing Activities	$-	$-
Cash provided by Financing Activities	$35,732	$62,651
Net Increase (Decrease) in Cash	$-	$-

As at April 30, 2019 and 2018, the Company had no cash or assets in the Company.

As at April 30, 2019, we had total liabilities of $205,239 compared with $170,601 as at April 30, 2018. The increase in total liabilities was attributed to $5,732 of additional funding from related parties and the issuance of a $30,000 note payable to support our ongoing operating activities offset by a decrease of $1,094 in accounts payable and accrued liabilities relating to timing differences between the payment of outstanding obligations as they become due.

As at April 30, 2019, we had a working capital deficit of $205,239 compared with a working capital deficit of $170,601 as at April 30, 2018. The increase in working capital deficit was due to operating expenditures incurred during the year which were funded by financing from related parties.

Cashflow from Operating Activities

During the year ended April 30, 2019, we used $35,732 of cash for operating activities as compared to $62,651 during the year ended April 30, 2018. The decrease is due to the fact that the Company had reduced activity during the year ended April 30, 2019

Cashflow from Financing Activities

During the year ended April 30, 2019, the Company received $35,732 from financing activities as compared to $62,651 during the year ended April 30, 2018. The decrease is due to the fact that the Company had reduced activity during the year ended April 30, 2019.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $205,239 and has an accumulated deficit of $232,654. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-6, immediately following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of April 30, 2019 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2019, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of April 30, 2019, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of April 30, 2019, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Francisco Ariel Acosta	56	President, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

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

Audit Committee

The Company has not designated an Audit Committee as of yet.

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

Director Nominations

As of April 30, 2019, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION.

Our sole officer and director has not received any compensation and or received any restricted shares awards, options or any other payouts during the past two fiscal years. As such, we have not included a Summary Compensation Table.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as April 9, 2021, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of May 11, 2021, there were 76,000,000 shares of common stock outstanding.

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

None..

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Transfer Agent

Our transfer agent is Action Stock Transfer Corporation and is located at 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121. Their telephone number is 801-274-1088.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

As of April 30, 2019, the Company has received $170,080 (April 30, 2018 – $164,348) in loans and payment of expenses from related parties, of which $5,732 and $62,651 were advanced during the years ended April 30, 2019 and 2018, respectively. The amounts owing are unsecured, non-interest bearing, and due on demand.

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

Director Independence

During the fiscal year ended April 30, 2019, we had no independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

	April 30, 2019	April 30, 2018
Audit Fees	$6,400	$11,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	6,000
Total	$6,400	$17,000

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee meeting, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended April 30, 2019. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

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

Tactical Services, Inc.

Signatures	Title(s)	Date

/s/ Francisco Ariel Acosta	President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Francisco Ariel Acosta		June 10, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Francisco Ariel Acosta	President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Francisco Ariel Acosta		June 10, 2021

INDEX TO THE AUDITED FINANCIAL STATEMENTS

Years Ended April 30, 2019 and 2018

Tactical Services Inc.

BALANCE SHEETS

	April 30, 2019	April 30, 2018
ASSETS
Cash	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$5,159	$6,253
Due to related parties	170,080	164,348
Note payable	30,000	-
Total current liabilities	205,239	170,601

Total liabilities	205,239	170,601

Stockholders' deficit
Preferred shares, $0.001 par value; 75,000,000 shares authorized; 0 Issued and outstanding as of April 30, 2019 and 2018 respectively	-	-
Common shares, $0.001 par value; 300,000,000 shares authorized; 76,000,000 and 26,000,000 shares issued and outstanding as of April 30, 2019 and 2018 respectively	76,000	26,000

Additional paid-in capital	-	1,415
Accumulated deficit	(281,239)	(198,016)
Total stockholders' deficit	(205,239)	(170,601)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements

Tactical Services Inc.

STATEMENTS OF OPERATIONS

	For the years ended
	April 30,
	2019	2018
Sales	$-	$-

Operating expenses
General and administrative	2,314	22,770
Professional fees	31,683	27,864
Total operating expenses	33,997	50,634

Loss from operations	(33,997)	(50,634)

Other expenses
Interest expense	(641)	-
Total other expenses	(641)	-

Net loss	$(34,638)	$(50,634)

Net loss per common share: basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	59,698,630	53,945,205

The accompanying notes are an integral part of these financial statements

Tactical Services Inc.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, April 30, 2017	-	$-	76,000,000	$76,000	$(48,585)	$(147,382)	$(119,967)
Cancellation of shares	-	-	(50,000,000)	(50,000)	50,000	-	-
Net loss	-	-	-	-	-	(50,634)	(50,634)
Balance, April 30, 2018	-	$-	26,000,000	$26,000	$1,415	$(198,016)	$(170,601)
Reissuance of cancelled shares			50,000,000	50,000	(1,415)	(48,585)	-
Net loss	-	-	-	-	-	(34,638)	(34,638)
Balance, April 30, 2019	-	$-	76,000,000	$76,000	$-	$(281,239)	$(205,239)

The accompanying notes are an integral part of these financial statements

Tactical Services Inc.

STATEMENTS OF CASH FLOWS

	For the years ended
	April 30, 2019	April 30, 2018
Cash Flows from Operating Activities
Net loss	$(34,638)	$(50,634)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	(1,094)	(12,017)
Net cash from operating activities	(35,732)	(62,651)

Cash Flows from Investing Activities
Net cash from financing activities	-	-

Cash Flows from Financing Activities
Proceed from related party loan	5,732	62,651
Proceeds from note payable	30,000
Net cash from financing activities	35,732	62,651

Net increase (decrease) in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements

Tactical Services Inc.

Notes to the Financial Statements

(Audited)

1.Nature of Operations and Continuance of Business

Tactical Services Inc. (formerly Line Up Advertisement Inc.) was incorporated in the State of Nevada as a for-profit Company on April 17, 2012.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $205,239 and has an accumulated deficit of $232,654. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.Summary of Significant Accounting Policies

a)Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“GAAP”), and are expressed in US dollars.

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

c)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2019 and 2018, the Company had no cash equivalents.

d)Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of April 30, 2019, the Company had no potential dilutive shares.

Tactical Services Inc.

Notes to the Financial Statements

2.Summary of Significant Accounting Policies (continued)

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

f)Financial Instruments

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

As of April 30, 2019 and 2018, the Company had no assets or liabilities measured at fair value.

g)Recent Accounting Pronouncements

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

Tactical Services Inc.

Notes to the Financial Statements

3. Notes Payable

On February 8, 2019, the Company issued a $30,000 note payable to a non related party. The note is unsecured bears interest at 10% per annum, and is due on demand.

4. Due to Related Party

As of April 30, 2019, the Company has received $170,080 (April 30, 2018 – $164,348) in loans and payment of expenses from related parties, of which $5,732 and $62,651 were advanced during the years ended April 30, 2019 and 2018, respectively. The amounts owing are unsecured, non-interest bearing, and due on demand.

5. Asset acquisition

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

6. Common Shares

The Company’s capitalization is 300,000,000 common shares and 75,000,000 preferred shares with a par value of $0.001 per share. No preferred shares have been issued.

As of April 30, 2019 and 2018, the Company had 76,000,000 and 26,000,000 shares issued and outstanding, respectively.

See not 5 for transactions during the years ended April 30, 2019 and 2018.

7. Income Taxes

The tax effect of the significant temporary differences, which comprise deferred income tax assets and liabilities, are as follows:

	2019	2018
	$	$
Income tax recovery at statutory rate	(7,274)	(15,393)

Tax effect of:
Changes in enacted tax rates	-	25,394
Change in valuation allowance	7,274	(10,001)
Income tax provision	-	-

The significant components of deferred income tax assets and liabilities are as follows:

	2019	2018
	$	$
Deferred income tax assets

Non-capital losses carried forward	48,857	41,583
Valuation allowance	(48,857)	(41,583)
Net deferred income tax asset	-	-

Tactical Services Inc.

Notes to the Financial Statements

7. Income Taxes (Continued)

As of April 30, 2019, the Company had approximately $233,000 of net operating loss carryforwards (“NOLs”) available to reduce future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will be realized.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the 2017 Tax Act and the guidance available and, based thereon, has determined that the 2017 Tax Act does not change the determination that it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has kept the full valuation allowance. As a result, the Company recorded no income tax expense during the year ended April 30, 2019.

8. Subsequent Events

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