Form 10-K/A
period 2019-04-30
TACTICAL SERVICES INC
filed 2021-06-29
CIK 1552358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT #1

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

Explanatory Note: This Amendment #1 is being filed solely for the purpose of including the Report for the Audited Financial Statements for the year ended April 30, 2019. It was inadvertently excluded from the original filing. There are no other changes to any part of this Form 10-K.

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

Tactical Services, Inc.

Signatures	Title(s)	Date

/s/ Francisco Ariel Acosta	President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Francisco Ariel Acosta		June 28, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Francisco Ariel Acosta	President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Francisco Ariel Acosta		June 28, 2021

INDEX TO THE AUDITED FINANCIAL STATEMENTS

Years Ended April 30, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tactical Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Tactical Services, Inc. (the “Company”) as of April 30, 2019 and 2018, and the related statements of operations, stockholders’ (deficit), and cash flows for the two years ended April 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for the two years ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit of $205,239, and has an accumulated deficit of $232,654. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Las Vegas, NV

June 21, 2021

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