Form 10-Q
period 2019-07-31
CGS INTERNATIONAL, INC.
filed 2021-07-29
CIK 1552358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2019

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-182566

CGS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	32-0378469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 South Room Street, #100 Carson City, NV 89702

(Address of principal executive offices) (Zip Code)

+52-55-5360-6890

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-Accelerated filer	[X]	Emerging growth company	[ ]
Smaller reporting company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 76,000,000 common shares issued and outstanding as of July 16, 2021.

CGS INTERNATIONAL, INC.

QUARTERLY REPORT

CGS INTERNATIONAL, INC.

CONDENSED FINANCIAL STATEMENTS

July 31, 2019

Unaudited

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

BALANCE SHEETS

(UNAUDITED)

	July 31, 2019	April 30, 2019
ASSETS
Cash	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	10,246	5,159
Due to related parties	170,080	170,080
Note Payable	30,000	30,000

Total current liabilities	210,326	205,239

Total liabilities	210,326	205,239

Stockholders' deficit
Preferred shares, $0.001 par value; 75,000,000 shares authorized; 0 Issued and outstanding as of July 31, 2019 and April 30, 2019 respectively	-	-
Common shares, $0.001 par value; 30,000,000 shares authorized; 76,000,000 shares issued and outstanding as of July 31, 2019 and April 30, 2019, respectively	76,000	76,000
Additional paid-in capital	-	-
Accumulated deficit	(286,326)	(281,239)
Total stockholders' deficit	(210,326)	(205,239)

Total liabilities and stockholders' deficit	-	-

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	July 31,
	2020	2019
Sales	$-	$-

Operating expenses
General and administrative	70	-
Professional fees	4,261	-
Total operating expenses	4,331	-

Loss from operations	(4,331)	-

Other expenses
Interest expense	(756)	-
Total other expense	(756)	-

Net loss	$(5,087)	$-

Net loss per common share: basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	76,000,000	76,000,000

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, April 30, 2019	-	-	76,000,000	76,000	-	(281,239)	(205,239)
Net loss						(5,087)	(5,087)
Balance, July 31, 2019	-	-	76,000,000	76,000	-	(286,326)	(210,326)

Balance, April 30, 2018	-	-	26,000,000	26,000	1,415	(198,016)	(170,601)
Net loss	-	-	-	-	-	-	-
Balance, July 31, 2018	-	-	26,000,000	26,000	1,415	(198,016)	(170,601)

The accompanying notes are an integral part of these unaudited financial statements.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the three months ended
	July 31, 2019	July 31, 2018
Cash Flows from Operating Activities
Net loss	$(5,087)	$-
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	5,087	-
Net cash from operating activities	-	-

Cash Flows from Investing Activities
Net cash from financing activities	-	-

Cash Flows from Financing Activities		-
Proceeds from notes payable	-	-
Net cash from financing activities	-	-

Net increase (decrease) in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

1. Nature of Operations and Continuance of Business

CGS International, Inc. (formerly Tactical Services Inc.) was incorporated in the State of Nevada as a for-profit Company on April 17, 2012.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $210,326 and has an accumulated deficit of $286,326. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2. Summary of Significant Accounting Policies

a)Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of July 31, 2019, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended July 31, 2019, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 10-K filed on June 29, 2021.

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

c)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of July 31, 2019 and April 30, 2019, the Company had no cash equivalents.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

f)Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of July 31, 2019 and 2018, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)Financial Instruments

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

3. Due to Related Party

As of July 31, 2019, the Company has received $170,080 (April 30, 2019 – $170,080) in loans and payment of expenses from related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

4. Notes Payable

On February 8, 2019, the Company issued a $30,000 note payable to a non related party. The note is unsecured bears interest at 10% per annum, and is due on demand. Note Payable balance as of July 31, 2019 is $30,000. Interest expense on the note was $756 and $0 for the three months ended July 31, 2019 and 2018, respectively.

5. Common Shares

The Company’s capitalization is 300,000,000 common shares and 75,000,000 preferred shares with a par value of $0.001 per share. No preferred shares have been issued.

a)As of July 31, 2019, and on April 30, 2019 the Company had 76,000,000 and 76,000,000 common shares issued and outstanding, respectively.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

6. Subsequent Events

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

On June 1, 2021, the Companies board of directors approved changing its corporate name from Tactical Services, Inc. to CGS International, Inc. Additionally, on June 1, 2021, the Companies Board of Directors approved a reverse stock split of its issued and authorized shares of common stock on the basis of 400 old shares for one (1) new share. When approved, the issued and outstanding capital will decrease from 76,000,000 shares of common stock to 190,000 shares of common stock. The $0.001 par value of our common shares will remain unchanged. The resolutions of the companies Board of Directors approving the above described reverse stock split and name change are subject to the prior approval by the Financial Industry Regulatory Authority (FINRA).

On June 2, 2021, the Company received $4,500 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand.

On June 3, 2021, the Company received $9,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand.

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

On June 1, 2021, our board of directors approved changing our corporate name from Tactical Services, Inc. to CGS International, Inc. Additionally, on June 1, 2021, our Board of Directors approved a reverse stock split of our issued and authorized shares of common stock on the basis of 400 old shares for one (1) new share. When approved, our issued and outstanding capital will decrease from 76,000,000 shares of common stock to 190,000 shares of common stock. The $0.001 par value of our common shares will remain unchanged.

The resolutions of our Board of Directors approving the above described reverse stock split and name change are subject to the prior approval by the Financial Industry Regulatory Authority (FINRA). In anticipation of submitting to FINRA, on June 7, 2021, we filed with the Nevada Secretary of State (i) a Certificate of Change Pursuant to NRS 78.209 reflecting the reverse stock split and (ii) a Certificate for Reinstatement via which we also filed an Application for Reinstatement or Revival form changing our name to CGS International, Inc., thereby effectively amending our Articles of Incorporation.

Results of Operations

Results of Operations for the three months Ended July 30, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our audited financial statements for the three-month ended July 30, 2018 and 2017 which are included herein.

Our operating results for the three months ended July 30, 2019 and 2018 are summarized as follows:

	July 31,
	2019	2018
General and administrative	$70	$-
Professional fees	$4,261	$-
Interest expense	$756	$-
Net Loss	$(5,087)	$-

Operating Revenues

During the three months ended July 30, 2019 and 2018, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the three months ended July 31, 2019 were $5,087 compared to $0 for the three months ended July 31, 2018. The increase in operating expenses was due to an increase of $5,087 in professional fees due to legal and accounting fees incurred for a proposed acquisition transaction that did not finalize during the quarter ended July 31, 2018.

Other Income and Net Loss

Other income consists of interest expense for the three months ended July 30, 2019 was $756 and $0 for the three months ended July 31, 2018. The interest expense is related to an issuance of notes payable.

Liquidity and Capital Resources

Working Capital

	At	At
	July 31,	April 30,
	2019	2019
Current Assets	$-	$-
Current Liabilities	$212,167	$205,239
Working Capital (deficit)	$(210,326)	(205,239)

As of July 31, 2019, and April 30, 2019, we had no cash or assets in the Company.

As of July 31, 2019, we had total liabilities of $210,326 compared with $205,239 as of April 30, 2019. The increase in total liabilities was primarily attributed to an increase in accounts payable of $5,087 consisting of professional fees. Additionally, there was accrued interest expense of $1,397 incurred from notes payable.

Cash Flows

	Three months	Three months
	Ended	Ended
	July 31,	July 31,
	2019	2018
Cash used in Operating Activities	$-	$-
Cash used in Investing Activities	$-	$-
Cash provided by Financing Activities	$-	$-
Net Decrease in Cash	$-	$-

Cashflow from Operating Activities

During the three months ended July 31, 2019, we used $0 of cash for operating activities as compared to $0 during the three months ended July 31, 2018.

Cashflow from Financing Activities

During the three months ended July 31, 2019, the Company received $0 of financing from related parties as compared to $0 from related parties during the three months ended July 31, 2018.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $210,326 and has an accumulated deficit of $286,326. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2020, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2020, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Document Description
3.1(a)	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)

3.1(b)	Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on November 11, 2013).

3.1(c)	Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on June 30, 2021).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive Data Files

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CGS International, Inc.

/s/ Francisco Ariel Acosta

Francisco Ariel Acosta

President, Secretary, Treasurer, Chief Financial Officer and Director

(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)