Form 10-Q
period 2019-10-31
CGS INTERNATIONAL, INC.
filed 2021-07-29
CIK 1552358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2019

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

CGS INTERNATIONAL, INC.

QUARTERLY REPORT

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

CONDENSED FINANCIAL STATEMENTS

October 31, 2019

Unaudited

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

CONDENSED BALANCE SHEETS

	October 31, 2019	April 30, 2019
ASSETS
Cash	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	11,002	5,159
Due to related parties	170,080	170,080
Note Payable	30,000	30,000

Total current liabilities	211,082	205,239

Total liabilities	211,082	205,239

Stockholders' deficit
Preferred shares, $0.001 par value; 75,000,000 shares authorized; 0 Issued and outstanding as of October, 2019 and April 30, 2019 respectively	-	-
Common shares, $0.001 par value; 300,000,000 shares authorized; 76,000,000 shares issued and outstanding as of October 31, 2019 and April 30, 2019 respectively	76,000	76,000
Additional paid-in capital	-	-
Accumulated deficit	(287,082)	(281,239)
Total stockholders' deficit	(211,082)	(205,239)

Total liabilities and stockholders' deficit	-	-

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

CONDENSED STATEMENT OF OPERATIONS

	For the three months ended		For the six months ended
	October 31,		October 31,
	2019	2018	2019	2018
Sales	$-	$-	$-	$-

Operating expenses
General and administrative	-	100	70	100
Professional fees	-	900	4,261	900
Total operating expenses	-	1,000	4,331	1,000

Loss from operations	-	(1,000)	(4,331)	(1,000)

Other expenses
Interest expenses	(756)	-	(1,512)	-
Total other expenses	(756)		(1,512)

Net loss	$(756)	$(1,000)	$(5,843)	$(1,000)

Net loss per common share: basic and diluted	$(0.00)	$(0.00)	$-	$(0.00)

Weighted average common shares outstanding – basic and diluted	76,000,000	34,451,613	76,000,000	59,791,209

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, April 30, 2019	-	-	76,000,000	76,000	-	(281,239)	(205,239)
Net Loss	-	-	-	-	-	(5,087)	(5,087)
Balance, July 31, 2019	-	-	76,000,000	76,000	-	(286,326)	(210,326)
Net Loss	-	-	-	-	-	(756)	(756)
Balance, October 31, 2019	-	-	76,000,000	76,000	-	(287,082)	(211,082)

Balance, April 30, 2018	-	-	26,000,000	26,000	1,415	(198,016)	(170,601)
Net loss	-	-	-	-	-	-	-
Balance, July 31, 2018	-	-	26,000,000	26,000	1,415	(198,016)	(170,601)
Reissuance of cancelled shares	-	-	50,000,000	50,000	(50,000)	-	-
Net loss	-	-	-	-	-	(1,000)	(1,000)
Balance, October 31, 2018	-	-	76,000,000	76,000	(48,585)	(199,016)	(171,601)

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended
	October 31, 2019	October 31, 2018
Cash Flows from Operating Activities
Net loss	$(5,843)	$(1,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	5,843	(1,150)
Net cash from operating activities	-	(2,150)

Cash Flows from Financing Activities
Due to related parties	-	5,732
Net cash from financing activities	-	5,732

Net increase (decrease) in cash	-	3,582
Cash, beginning of period	-	-
Cash, end of period	$-	$3,582

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

(Expressed in U.S. dollars)

(Unaudited)

1. Nature of Operations and Continuance of Business

CGS International, Inc. (formerly Tactical Services Inc.) was incorporated in the State of Nevada as a for-profit Company on April 17, 2012.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $211,082 and has an accumulated deficit of $287,082. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2. Summary of Significant Accounting Policies

a)Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of October 31, 2019, and the results of operations and cash flows for the periods presented. The results of operations for the six months ended October 31, 2019, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 10-K filed on June 29, 2021.

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

c)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of October 31, 2019 and April 30, 2019, the Company had no cash equivalents.

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

f)Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2019 and 2018, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3. Due to Related Party

As of October 31, 2019, the Company has received $170,080 (April 30, 2019 – $170,080) in loans and payment of expenses from related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

4. Notes Payable

On February 8, 2019, the Company issued a $30,000 note payable to a non-related party. The note is unsecured bears interest at 10% per annum, and is due on demand. Interest expense on the note payable for the three and six months ended October 31, 2019 and 2018 was $756 and $0 and $1,512 and $0 for the, respectively.

5. Common Shares

The Company’s capitalization is 300,000,000 common shares and 75,000,000 preferred shares with a par value of $0.001 per share. No preferred shares have been issued.

a)As of October 31, 2019, and on April 30, 2019 the Company had 76,000,000 and 76,000,000 common shares issued and outstanding, respectively.

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

Results of Operations

Results of Operations for the three months Ended October 31, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our audited financial statements for the three months ended October 31, 2019 and 2018 which are included herein.

Our operating results for the three months ended October 31, 2019 and 2018 are summarized as follows:

	October 31,
	2019	2018
General and administrative	$-	$100
Professional fees	$-	$900
Interest expense	$756	$-
Net Loss	$(756)	$(1,000)

Operating Revenues

During the three months ended October 31, 2019 and 2018, we did not record any revenues.

Operating Expenses

Operating expenses for the three months ended October 31, 2019 were $0 compared to $1,000 for the three months ended October 31, 2018. The decrease is due to a reduction in professional fees.

Other Income and Net Loss

Other income consisting of interest expense for the three months ending October 31, 2019 was $756 and $0 for the three months ended in October 31, 2018. The interest expense is from an issuance of notes payable to support our ongoing operating activities.

Results of Operations for the six months Ended October 31, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our audited financial statements for the six months ended October 31, 2019 and 2018 which are included herein.

Our operating results for the nine months ended October 31, 2019 and 2018 are summarized as follows:

	October 31,
	2019	2018
General and administrative	$70	$100
Professional fees	$4,261	$900
Interest expense	$1,512	$-
Net Loss	$(5,843)	$(1,000)

Operating Revenues

During the six months ended October 31, 2019 and 2018, we did not record any revenues.

Operating Expenses

Operating expenses for the six months ended October 31, 2019 were $5,843 compared to $1,000 for the six months ended October 31, 2018. The decrease in operating expenses was due to a decrease of $70 for office and general expenditures due to lower transfer agent costs as well as a decrease of $3,361 in professional fees due to additional legal fees incurred for a proposed acquisition transaction that did not finalize during the six months ended October 31, 2018.

Other income

Other income consists of interest expense for the six months ended October 31, 2019 was $1,512 and $0 for the six months ended October 31, 2018. The interest expense is from an issuance of notes payable to support our ongoing operating activities.

Liquidity and Capital Resources

Working Capital

	At	At
	October 31,	April 30,
	2019	2019
Current Assets	$-	$-
Current Liabilities	$211,082	$205,239
Working Capital (deficit)	$(211,082)	(205,239)

As of October 31, 2019 and April 30, 2019, we had no cash or assets.

As of October 31, 2019, we had total liabilities of $211,082 compared with $205,239 as at April 30, 2019. The increase in total liabilities was primarily attributed to an increase in accounts payable of $5,843 consisting of professional fees. Additionally, there was accrued interest expense of $2,153 incurred from notes payable.

Cash Flows

	Six months	Six months
	Ended	Ended
	October 31,	October 31,
	2019	2018
Cash used in Operating Activities	$-	$(2,150)
Cash used in Investing Activities	$-	$-
Cash provided by Financing Activities	$-	$5,732
Net Decrease in Cash	$-	$3,582

Cashflow from Operating Activities

During the six months ended October 31, 2019, we used $0 of cash for operating activities as compared to $3,582 during the six months ended October 31, 2018. The decrease is due to a decrease in operating activity.

Cashflow from Financing Activities

During the six months ended October 31, 2019, we received $0 of financing from related parties as compared to $0 from related parties during the six months ended October 31, 2018.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $211,082 and has an accumulated deficit of $287,082. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-balance sheet arrangements

We had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with a party, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of October 31, 2019 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2019, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

1.Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in our day-to-day operations and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.Audit Committee and Financial Expert. We do not have a formal audit committee with a financial expert, and thus, lack the board oversight role within the financial reporting process.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

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