Form 10-K
period 2020-04-30
CGS INTERNATIONAL, INC.
filed 2021-08-03
CIK 1552358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2020

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

As of July 8, 2021, the aggregate market value of shares held by non-affiliates of the registrant (computed by reference to the price at which the common equity was last sold) was approximately $262,600.

As of July 16, 2021, the registrant had 76,000,000 shares of common stock issued and outstanding.

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

Results of Operations for the Years Ended April 30, 2020 and 2019

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2020 and 2019 which are included herein.

Our operating results for the years ended April 30, 2020 and 2019 are summarized as follows:

	Year Ended
	April 30,
	2020	2019
General and administrative	$70	$2,314
Professional fees	$4,261	$31,683
Interest expense	3,008	641
Net Loss	$7,339	$33,997

Operating Revenues

During the years ended April 30, 2020 and 2019, we did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the year ended April 30, 2020 were $7,339 compared to $33,997 for the year ended April 30, 2019. The decrease in operating expenses of $29,666 is due to lower operating activities.

Other Income and Net Loss

Other income consisting of interest expense for the year ended in April 30, 2020 as $3,008 and $641 for the year ended in April 30, 2019. The interest expense is from an issuance of notes payable to support our ongoing operating activities.

Liquidity and Capital Resources

Working Capital

	At	At
	April 30,	April 30,
	2020	2019
Current Assets	$-	$-
Current Liabilities	$212,578	$205,239
Working Capital (deficit)	$(212,578)	$(205,239)

As of April 30, 2020 and 2019, we had no cash or assets.

As of April 30, 2020, we had total liabilities of $214,419 compared with $205,239 as of April 30, 2019. The increase in total liabilities was primarily attributed to an increase in accounts payable of $6,172 consisting of professional fees. Additionally, there was accrued interest expense of $3,008 incurred from notes payable.

Cash Flows

	Year Ended	Year Ended
	April 30,	April 30,
	2020	2019
Cash used in Operating Activities	$-	$(35,732)
Cash used in Investing Activities	$-	$-
Cash provided by Financing Activities	$-	$35,732
Net Increase (Decrease) in Cash	$-	$-

Cashflow from Operating Activities

During the year ended April 30, 2020, we used $0 of cash for operating activities as compared to $35,732 during the year ended April 30, 2019. The decrease in the year ended April 30,2020 was due to a decrease in operating activities, offset by the accrued interest expense of $9,180 from notes payable.

Cashflow from Financing Activities

During the year ended April 30, 2020, the Company received $0 from financing activities as compared to $35,732 during the year ended April 30, 2019 the result being no advances were made by related parties during 2020.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $212,578 and has an accumulated deficit of $288,578. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 28, 2021, the Board of Directors of Tactical Services, Inc. (the “Registrant” or the “Company”) dismissed Prager Metis, CPAS, LLC (“Prager”) as our independent certifying accountant.

During their appointment, Prager provided our company with an audit report for the years ended April 30, 2019 and 2018. The audit report of Prager on our company’s financial statements for the year ended April 30, 2019 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception that, the report dated June 21, 2021, contained an explanatory paragraph about the Company’s ability to continue as a going concern.

During the fiscal years ending April 30, 2018 and 2019, there were no disagreements (as defined in Item 304 of Regulation S-K) with Prager on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Prager would have caused it to make reference in connection with its opinion to the subject matter of the disagreement. Further, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

We furnished Prager with a copy of this disclosure, providing Prager with the opportunity to furnish the Company with a letter addressed to the Commission stating whether it agrees with the statements made by the Company herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which he does not agree. A copy of Prager's response was filed as Exhibit 16.1 to our Current Report on Form 8-K filed on June 30, 2021.

New independent registered public accounting firm

On June 28, 2021, we engaged Boyle CPA, LLC ("Boyle"), an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors.

During the two most recent fiscal years and through the date of engagement, we have not consulted with Boyle regarding either:

1.The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Boyle concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of April 30, 2020 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2020, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of April 30, 2020, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of April 30, 2020, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Family Relations

There are no family relationships among the directors and officers of CGS International, Inc.

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

Director Nominations

As of April 30, 2020, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as July 16, 2021, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of July 16, 2021, there were 76,000,000 shares of common stock outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

As of April 30, 2020, the Company has received $170,080 (April 30, 2020 – $170,080) in loans and payment of expenses from related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

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

Director Independence

During the fiscal year ended April 30, 2020, we had no independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

	April 30, 2020	April 30, 2019
Audit Fees	$3,100	$6,400
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$3,100	$6,400

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee meeting, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended April 30, 2020. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Document Description
3.1(a)	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)

3.1(b)	Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on November 11, 2013).

3.1(c)	Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on June 30, 2021).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)

16.1	Letter to Securities and Exchange Commission from Prager Metis, LLC dated June 29, 2021 (incorporated by reference from our Current Report on Form 8-K filed on June 30, 2021).

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive Data Files

* Filed herewith

** Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CGS International, Inc.

Signatures	Title(s)	Date

/s/ Francisco Ariel Acosta	President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Francisco Ariel Acosta		August 3, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Francisco Ariel Acosta	President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Francisco Ariel Acosta		August 3, 2021

INDEX TO THE AUDITED FINANCIAL STATEMENTS

Years Ended April 30, 2020 and 2019

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of CGS International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of CGS International, Inc. (the “Company”) as of April 30, 2020, the related statements of operations, stockholders’ deficit, and cash flows for the year ended April 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020, and the results of its operations and its cash flows for the year ended April 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company had a working capital deficit and accumulated deficit at April 30, 2020.  These factors raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2021

Bayville, NJ

July 30, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tactical Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Tactical Services, Inc. (the “Company”) as of April 30, 2019 and, and the related statements of operations, stockholders’ (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019, and the results of its operations and its cash flows for the year  ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit, and has an accumulated deficit of as of April 30, 2019. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2019

Las Vegas, NV

June 21, 2021

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

BALANCE SHEETS

	April 30, 2020	April 30, 2019
ASSETS
Cash	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	12,498	5,159
Due to related parties	170,080	170,080
Notes Payable	30,000	30,000
Total current liabilities	212,578	205,239

Total liabilities	212,578	205,239

Stockholders' deficit
Preferred shares, $0.001 par value; 75,000,000 shares authorized; 0 Issued and outstanding as of April 30, 2020 and April 30, 2019 respectively	-	-
Common shares, $0.001 par value; 300,000,000 shares authorized; 76,000,000 shares issued and outstanding as of April 30, 2020 and April 30, 2019 respectively	76,000	76,000
Additional paid-in capital	-	-
Accumulated deficit	(288,578)	(281,239)
Total stockholders' deficit	(212,578)	(205,239)

Total liabilities and stockholders' deficit	-	-

The accompanying notes are an integral part of these audited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

STATEMENT OF OPERATIONS

	For the years ended
	April 30,
	2020	2019
Sales	$-	$-

Operating expenses
General and administrative	70	2,314
Professional fees	4,261	31,683
Total operating expenses	4,331	33,997

Loss from operations	(4,331)	(33,997)

Other expenses
Interest expenses	(3,008)	(641)
Total other expenses	(3,008)	(641)

Net loss	$(7,339)	$(34,638)

Net loss per common share: basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	76,000,000	59,698,630

The accompanying notes are an integral part of these audited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, April 30, 2018	-	-	26,000,000	26,000	1,415	(198,016)	(170,601)
Reissuance of cancelled shares	-	-	50,000,000	50,000	(1,415)	(48,585)	-
Net loss	-	-	-	-	-	(34,638)	(34,638)
Balance, April 30, 2019	-	-	76,000,000	76,000	-	(281,239)	(205,239)
Net loss	-	-	-	-	-	(7,339)	(7,339)
Balance, April 30, 2020	-	-	76,000,000	76,000	-	(288,578)	(212,578)

The accompanying notes are an integral part of these financial statements.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

CASH FLOWS

	For the year ended
	April 30, 2020	April 30, 2019
Cash Flows from Operating Activities
Net loss	$(7,339)	$(34,638)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	7,339	(1,094)
Net cash from operating activities	-	(35,732)

Cash Flows from Investing Activities
Net cash from investing activities	-	-

Cash Flows from Financing Activities
Due to related parties	-	5,732
Proceeds from note payable	-	30,000
Net cash from financing activities	-	35,732

Net increase (decrease) in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

(Audited)

1. Nature of Operations and Continuance of Business

CGS International, Inc. (formerly Tactical Services Inc.) was incorporated in the State of Nevada as a for-profit Company on April 17, 2012.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $212,578 and has an accumulated deficit of $288,578. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of April 30, 2020, and April 30, 2019, the Company had no cash equivalents.

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

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

(Audited)

2. Summary of Significant Accounting Policies (Continued)

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

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

(Audited)

2. Summary of Significant Accounting Policies (Continued)

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Due to Related Party

As of April 30, 2020, the Company has received $170,080 (April 30, 2019 – $170,080) in loans and payment of expenses from related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

4. Notes Payable

On February 8, 2019, the Company issued a $30,000 note payable to a non related party. The note is unsecured bears interest at 10% per annum, and is due on demand. Interest expense on the note was $3,008 and $641 for the years ended April 30, 2020 and 2019, respectively.

5. Common Shares

The Company’s capitalization is 300,000,000 common shares and 75,000,000 preferred shares with a par value of $0.001 per share. No preferred shares have been issued.

a)As of April 30, 2020, and on April 30, 2019 the Company had 76,000,000 and 76,000,000 common shares issued and outstanding, respectively.

6. Income Taxes

The tax effect of the significant temporary differences, which comprise deferred income tax assets and liabilities, are as follows:

	2020	2019
Canadian statutory income tax rate	21%	21%

Income tax recovery at statutory rate	(1,541)	(7,274)

Tax effect of:
Change in valuation allowance	(1,541)	7,274
Income tax provision	-	-

The significant components of deferred income tax assets and liabilities are as follows:

	2020	2019
Deferred income tax assets

Non-capital losses carried forward	50,398	48,857
Valuation allowance	(50,398)	(48,857)
Net deferred income tax asset	-	-

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

(Audited)

6. Income Taxes (Continued)

As of April 30, 2020, the Company had approximately $242,000 of net operating loss carryforwards (“NOLs”) available to reduce future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will be realized.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the 2017 Tax Act and the guidance available and, based thereon, has determined that the 2017 Tax Act does not change the determination that it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has kept the full valuation allowance. As a result, the Company recorded no income tax expense during the year ended April 30, 2020.

7. Subsequent Events

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