Form 10-Q
period 2020-07-31
CGS INTERNATIONAL, INC.
filed 2021-08-03
CIK 1552358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2020

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

CGS INTERNATIONAL, INC.

QUARTERLY REPORT

CGS INTERNATIONAL, INC.

CONDENSED FINANCIAL STATEMENTS

July 31, 2020

Unaudited

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

CONDENSED BALANCE SHEETS

(UNAUDITED)

	July 31, 2020	April 30, 2020
ASSETS
Cash	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	12,756	12,498
Due to related parties	170,080	170,080
Note Payable	30,500	30,000

Total current liabilities	213,336	212,578

Total liabilities	213,336	212,578

Stockholders' deficit
Preferred shares, $0.001 par value; 75,000,000 shares authorized; 0 Issued and outstanding as of July 31, 2020 and April 30, 2020 respectively	-	-
Common shares, $0.001 par value; 300,000,000 shares authorized; 76,000,000 shares issued and outstanding as of July 31, 2020 and April 30, 2020, respectively	76,000	76,000
Additional paid-in capital	-	-
Accumulated deficit	(289,336)	(288,578)
Total stockholders' deficit	(213,336)	(212,578)

Total liabilities and stockholders' deficit	-	-

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three months ended
	July 31,
	2020	2019
Sales	$-	$-

Operating expenses
General and administrative	-	70
Professional fees	-	4,261
Total operating expenses	-	4,331

Loss from operations	-	(4,331)

Other expenses
Interest expense	(758)	(756)
Total other expense	(758)	(756)

Net loss	$(758)	$(5,087)

Net loss per common share: basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	76,000,000	76,000,000

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, April 30, 2020	-	-	76,000,000	76,000	-	(288,578)	(212,578)
Net Loss	-	-	-	-	-	(758)	(758)
Balance, July 31, 2020	-	-	76,000,000	76,000	-	(289,336)	(213,336)

Balance, April 30, 2019	-	-	76,000,000	76,000	-	(281,239)	(205,239)
Net Loss	-	-	-	-	-	(5,087)	(5,087)
Balance, July 31, 2019	-	-	76,000,000	76,000	-	(286,326)	(210,326)

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	July 31, 2020	July 31, 2019
Cash Flows from Operating Activities
Net loss	$(758)	$(5,087)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	258	5,087
Net cash from operating activities	(500)	-

Cash Flows from Investing Activities
Net cash from investing activities	-	-

Cash Flows from Financing Activities		-
Proceeds from notes payable	500	-
Net cash from financing activities	500	-

Net increase (decrease) in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

(Expressed in U.S. dollars)

(Unaudited)

1. Nature of Operations and Continuance of Business

CGS International, Inc. (formerly Tactical Services Inc.) was incorporated in the State of Nevada as a for-profit Company on April 17, 2012.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $213,336 and has an accumulated deficit of $289,336. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2. Summary of Significant Accounting Policies

a)Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”), and are expressed in US dollars.

b)Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of July 31, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended July 31, 2020, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 10-K filed on July XX, 2021.

c)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of July 31, 2020 and April 30, 2020, the Company had no cash equivalents.

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

f)Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2020 and 2019, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3. Due to Related Party

As of July 31, 2020, the Company has received $170,080 (April 30, 2020 – $170,080) in loans and payment of expenses from related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

4. Notes Payable

On February 8, 2019, the Company issued a $30,000 note payable to a non related party. The note is unsecured bears interest at 10% per annum, and is due on demand. Interest expense on the note was $756 and $756 for the three months ended July 31, 2020 and 2019, respectively.

On July 14, 2020, the Company issued a $500 note payable to a non related party. The note is unsecured bears interest at 10% per annum, and is due on demand. Interest expense on the note was $2 and $0 for the three months ended July 31, 2020 and 2019, respectively.

5. Common Shares

The Company’s capitalization is 300,000,000 common shares and 75,000,000 preferred shares with a par value of $0.001 per share. No preferred shares have been issued.

a)As of July 31, 2020, and on April 30, 2020 the Company had 76,000,000 and 76,000,000 common shares issued and outstanding, respectively.

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

Results of Operations

Results of Operations for the three months Ended July 30, 2020 and 2019

The following summary of our results of operations should be read in conjunction with our audited financial statements for the three-month ended July 30, 2018 and 2017 which are included herein.

Our operating results for the three months ended July 30, 2020 and 2019 are summarized as follows:

	July 31,
	2020	2019
General and administrative	$-	$70
Professional fees	$-	$4,261
Interest expense	$758	$756
Net Loss	$(758)	$(5,087)

Operating Revenues

During the three months ended July 30, 2020 and 2019, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the three months ended July 31, 2020 were $0 compared to $5,087 for the three months ended July 31, 2019. The decrease in operating expenses was due to a decrease of $70 for office and general expenditures due to lower transfer agent costs as well as an decrease of $4,331 in professional fees due to additional legal and accounting fees incurred for a proposed acquisition transaction that did not finalize during the quarter ended July 31, 2019.

Liquidity and Capital Resources

Working Capital

	At	At
	July 31,	April 30,
	2020	2020
Current Assets	$-	$-
Current Liabilities	$213,336	$(212,578)
Working Capital (deficit)	$(213,336)	$(212,578)

As of July 31, 2020 and April 30, 2019 and 2018, the Company had no cash or assets in the Company.

As of July 31, 2020, we had total liabilities of $213,336 compared with $212,578 as at April 30, 2019. The increase in total liabilities was attributed to additional funding from related parties and the issuance of a $30,000 note payable to support our ongoing operating activities.

As of July 31, 2020 we had a working capital deficit of $213,336 compared with a working capital deficit of $212,578 as at April 30, 2019.

Cash Flows

	Three months	Three months
	Ended	Ended
	July 31,	July 31,
	2020	2019
Cash used in Operating Activities	$(500)	$-
Cash used in Investing Activities	$-	$-
Cash provided by Financing Activities	$500	$-
Net Increase (Decrease) in Cash	$-	$-

Cashflow from Operating Activities

During the three months ended July 31, 2020, we used $500 of cash for operating activities as compared to $0 during the three months ended July 31, 2020. The increase is due to the fact that the Company used more funding from related parties during the prior period to support an increase in operating activity.

Cashflow from Financing Activities

During the three months ended July 31, 2020, the Company received $500 of financing from notes payable as compared to $0 from related parties during the six months ended July 31, 2019.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $213,336 and has an accumulated deficit of $289,336. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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