Form 10-Q
period 2020-10-31
CGS INTERNATIONAL, INC.
filed 2021-08-03
CIK 1552358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2020

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

CGS INTERNATIONAL, INC.

QUARTERLY REPORT

CGS INTERNATIONAL, INC.

CONDENSED FINANCIAL STATEMENTS

October 31, 2020

Unaudited

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

CONDENSED BALANCE SHEETS

(UNAUDITED)

	October 31, 2020	April 30, 2020
ASSETS
Cash	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	13,525	12,498
Due to related parties	170,080	170,080
Note Payable	30,500	30,000

Total current liabilities	214,105	212,578

Total liabilities	214,105	212,578

Stockholders' deficit
Preferred shares, $0.001 par value; 75,000,000 shares authorized; 0 Issued and outstanding as of July 31, 2020 and April 30, 2020 respectively
Common shares, $0.001 par value; 30,000,000,000 shares authorized; 76,000,000 shares issued and outstanding as of October 31, 2020 and April 30, 2020 respectively	76,000	76,000
Additional paid-in capital	-	-
Accumulated deficit	(290,105)	(288,578)
Total stockholders' deficit	(214,105)	(212,578)

Total liabilities and stockholders' deficit	-	-

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	October 31,		October 31,
	2020	2019	2020	2019
Sales	$-	$-	$-	$-

Operating expenses
General and administrative	-	-	-	70
Professional fees	-	-	-	4,261
Total operating expenses	-	-	-	4,331

Loss from operations	-	-	-	(4,331)

Other expenses
Interest expenses	(769)	(756)	(1,527)	(1,512)
Total other expenses	(769)	(756)	(1,527)	(1,512)

Net loss	$(769)	$(756)	$(1,527)	$(5,843)

Net loss per common share: basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	76,000,000	76,000,000	76,000,000	76,000,000

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, April 30, 2020	-	-	76,000,000	76,000	-	(288,578)	(212,578)
Net Loss	-	-	-	-	-	(758)	(758)
Balance, July 31, 2020	-	-	76,000,000	76,000	-	(289,336)	(213,336)
Net Loss	-	-	-	-	-	(769)	(769)
Balance, October 31, 2020	-	-	76,000,000	76,000	-	(290,105)	(214,105)

Balance, April 30, 2019	-	-	76,000,000	76,000	-	(281,239)	(205,239)
Net Loss	-	-	-	-	-	(5,087)	(5,087)
Balance, July 31, 2019	-	-	76,000,000	76,000	-	(286,326)	(210,326)
Net Loss	-	-	-	-	-	(756)	(756)
Balance, October 31, 2019	-	-	76,000,000	76,000	-	(287,082)	(211,082)

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	October 31, 2020	October 31, 2019
Cash Flows from Operating Activities
Net loss	$(1,527)	$(7,684)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	1,027	7,684
Net cash from operating activities	(500)	-

Cash Flows from Investing Activities
Net cash from investing activities	-	-

Cash Flows from Financing Activities		-
Proceeds from notes payable	500	-
Net cash from financing activities	500	-

Net increase (decrease) in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

(Expressed in U.S. dollars)

(Unaudited)

1. Nature of Operations and Continuance of Business

CGS International, Inc. (formerly Tactical Services Inc.) was incorporated in the State of Nevada as a for-profit Company on April 17, 2012.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $214,105 and has an accumulated deficit of $290,105. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2. Summary of Significant Accounting Policies

a)Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of October 31, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the six months ended October 31, 2020, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 10-K filed on July XX, 2021.

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

c)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of October 31, 2020 and April 30, 2020, the Company had no cash equivalents.

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

f)Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2020 and 2019, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3. Due to Related Party

As of October 31, 2020, the Company has received $170,080 (April 30, 2020 – $170,080) in loans and payment of expenses from related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

4.Notes Payable

On February 8, 2019, the Company issued a $30,000 note payable to a non related party. The note is unsecured bears interest at 10% per annum, and is due on demand. Interest expense on the note was $756 and $756 and $1,512 and $1,512 for the three and six months ended October 31, 2020 and 2019, respectively.

On July 14, 2020, the Company issued a $500 note payable to a non related party. The note is unsecured bears interest at 10% per annum, and is due on demand. Interest expense on the note was $13 and $0 and $15 and $0 for the three and six months ended October 31, 2020 and 2019, respectively.

5. Common Shares

The Company’s capitalization is 300,000,000 common shares and 75,000,000 preferred shares with a par value of $0.001 per share. No preferred shares have been issued.

a)As of October 31, 2020, and on April 30, 2020 the Company had 76,000,000 and 76,000,000 common shares issued and outstanding, respectively.

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

Results of Operations

Results of Operations for the three months Ended October 31, 2020 and 2019

The following summary of our results of operations should be read in conjunction with our audited financial statements for the three months ended October 31, 2020 and 2019 which are included herein.

Our operating results for the three months ended October 31, 2020 and 2019 are summarized as follows:

	October 31,
	2020	2019
General and administrative	$-	$-
Professional fees	$-	$-
Interest expense	$769	$756
Net Loss	$(769)	$(756)

Operating Revenues

During the three months ended October 31, 2020 and 2019, we did not record any revenues.

Operating Expenses

Operating expenses for the three months ended October 31, 2020 were $0 compared to $0 for the three months ended October 31, 2019.

Other Income and Net Loss

Other income consisting of interest expense for the three months ending October 31, 2020 was $769 and $756 for the three months ended in October 31, 2019. The interest expense is from an issuance of notes payable.

Results of Operations for the six months Ended October 31, 2020 and 2019

The following summary of our results of operations should be read in conjunction with our audited financial statements for the six months ended October 31, 2020 and 2019 which are included herein.

Our operating results for the nine months ended October 31, 2020 and 2019 are summarized as follows:

	October 31,
	2020	2019
General and administrative	$-	$70
Professional fees	$-	$4,261
Interest expense	$1,527	$1,512
Net Loss	$(1,527)	$(5,843)

Operating Revenues

During the six months ended October 31, 2020 and 2019, we did not record any revenues.

Operating Expenses

Operating expenses for the six months ended October 31, 2020 were $0 compared to $6,172 for the six months ended October 31, 2019. The decrease in operating expenses was due to a decrease of in professional fees.

Other income

Other income consists of interest expense for the six months ended October 31, 2020 was $1,527 and $1,512 for the six months ended October 31, 2020. The interest expense is related to an issuance of notes payable.

Liquidity and Capital Resources

Working Capital

	At	At
	October 31,	April 30,
	2020	2020
Current Assets	$-	$-
Current Liabilities	$214,105	$212,578
Working Capital (deficit)	$(214,105)	(212,578)

As of October 31, 2020 and April 30, 2020, we had no cash or assets in the Company.

As of October 31, 2020, we had total liabilities of $214,105 compared with $212,578 as at April 30, 2020. The increase in total liabilities was primarily attributed to $1,027 in accounts payable for professional fees. An additional $500 increase was accrued interest expense related to an issuance of notes payable. Lastly, a $500 increase due to a notes payable issued to a third party.

Cash Flows

	Six months	Six months
	Ended	Ended
	October 31,	October 31,
	2020	2019
Cash used in Operating Activities	$(500)	$-
Cash used in Investing Activities	$-	$-
Cash provided by Financing Activities	$500	$-
Net Decrease in Cash	$-	$-

Cashflow from Operating Activities

During the six months ended October 31, 2020, we used $500 of cash for operating activities as compared to $0 during the six months ended October 31, 2019. The increase is in accounts payable.

Cashflow from Financing Activities

During the six months ended October 31, 2020, the Company received $500 of financing from related parties as compared to $0 from related parties during the six months ended October 31, 2019. The increase is related to issuance of notes payable.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $214,105 and has an accumulated deficit of $290,105. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of October 31, 2020 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2020, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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