Form 10-Q
period 2021-01-31
CGS INTERNATIONAL, INC.
filed 2021-08-03
CIK 1552358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2021

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

CGS INTERNATIONAL, INC.

QUARTERLY REPORT

CGS INTERNATIONAL, INC.

CONDENSED FINANCIAL STATEMENTS

January 31, 2021

Unaudited

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

CONDENSED BALANCE SHEETS

(UNAUDITED)

	January 31, 2021	April 30, 2020
ASSETS
Cash	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	12,636	12,498
Due to related parties	170,080	170,080
Note Payable	55,250	30,000
Total current liabilities	237,966	212,578

Total liabilities	237,966	212,578

Stockholders' deficit
Preferred shares, $0.001 par value; 75,000,000 shares authorized; 0 Issued and outstanding as of January 31, 2021 and April 30, 2020 respectively	-	-
Common shares, $0.001 par value; 300,000,000 shares authorized; 76,000,000 shares issued and outstanding as of January 31, 2021 and April 30, 2020 respectively	76,000	76,000
Additional paid-in capital	-	-
Accumulated deficit	(313,966)	(288,578)
Total stockholders' deficit	(237,966)	(212,578)

Total liabilities and stockholders' deficit	-	-

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	January 31,		January 31,
	2021	2020	2021	2020
Sales	$-	$-	$-	$-

Operating expenses
General and administrative	25	-	25	70
Professional fees	22,500	-	22,500	4,261
Total operating expenses	22,525	-	22,525	4,331

Loss from operations	(22,525)	-	(22,525)	(4,331)

Other expenses
Interest expense	(1,336)	(756)	(2,863)	(2,268)
Total other expenses	(1,336)	(756)	(2,863)	(2,268)

Net loss	$(23,861)	$(756)	$(25,388)	$(6,599)

Net loss per common share: basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	76,000,000	76,000,000	76,000,000	76,000,000

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, April 30, 2020	-	-	76,000,000	76,000	-	(288,578)	(212,578)
Net Loss	-	-	-	-	-	(758)	(758)
Balance, July 31, 2020	-	-	76,000,000	76,000	-	(289,336)	(213,336)
Net Loss	-	-	-	-	-	(769)	(769)
Balance, October 31, 2020	-	-	76,000,000	76,000	-	(290,105)	(214,105)
Net Loss	-	-	-	-	-	(23,861)	(23,861)
Balance, January 31, 2021	-	-	76,000,000	76,000	-	(313,966)	(237,966)

Balance, April 30, 2019	-	-	76,000,000	76,000	-	(281,239)	(205,239)
Net Loss	-	-	-	-	-	(6,928)	(6,928)
Balance, July 31, 2019	-	-	76,000,000	76,000	-	(288,167)	(212,167)
Net Loss	-	-	-	-	-	(756)	(756)
Balance, October 31, 2019	-	-	76,000,000	76,000	-	(288,923)	(212,923)
Net Loss	-	-	-	-	-	(756)	(756)
Balance, January 31, 2020	-	-	76,000,000	76,000	-	(289,679)	(213,679)

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	January 31, 2021	January 31, 2020
Cash Flows from Operating Activities
Net loss	$(25,388)	$(6,599)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	138	6,599
Net cash from operating activities	(25,250)	-

Cash Flows from Investing Activities
Net cash from investing activities	-	-

Cash Flows from Financing Activities
Proceed from notes payable	25,250	-
Net cash from financing activities	25,250	-

Net increase (decrease) in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

(Expressed in U.S. dollars)

(Unaudited)

1.Nature of Operations and Continuance of Business

CGS International, Inc. (formerly Tactical Services Inc.) was incorporated in the State of Nevada as a for-profit Company on April 17, 2012.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $237,966 and has an accumulated deficit of $313,966. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.Summary of Significant Accounting Policies

a)Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of January 31, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended January 31, 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 10-K filed on July XX, 2021. .

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

c)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of January 31, 2021 and April 30, 2020, the Company had no cash equivalents.

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

f)Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2021 and 2020, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3. Due to Related Party

As of January 31, 2021, the Company has received $170,080 (April 30, 2020 – $170,080) in loans and payment of expenses from related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

4. Notes Payable

On February 8, 2019, the Company issued a $30,000 note payable to a non related party. The note is unsecured bears interest at 10% per annum, and is due on demand.. Interest expense on the note was $756 and $756 and $5,942 and $1,512 for the three and six months ended January 31, 2021 and 2020, respectively.

On July 14, 2020, the Company issued a $500 note payable to a non related party. The note is unsecured bears interest at 10% per annum, and is due on demand.. Interest expense on the note was $13 and $0 and $28 and $0 for the three and six months ended January 31, 2021 and 2020, respectively.

On November 4, 2020, the Company received $15,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand. . Interest expense on the note was $362 and $0 and $362 and $0 for the three months ended January 31, 2021 and 2020, respectively.

On November 10, 2020, the Company received $2,250 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand.. Interest expense on the note was $51 and $0 and $51 and $0 for the three months ended January 31, 2021 and 2020, respectively.

On November 17, 2020, the Company received $7,500 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand. Interest expense on the note was $154 and $0 and $154 and $0 for the three months ended January 31, 2021 and 2020, respectively.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

5. Common Shares

The Company’s capitalization is 300,000,000 common shares and 75,000,000 preferred shares with a par value of $0.001 per share. No preferred shares have been issued.

a)As of January 31, 2021, and on April 30, 2020 the Company had 76,000,000 and 76,000,000 common shares issued and outstanding, respectively.

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

Results of Operations

Results of Operations for the three months Ended January 31, 2021 and 2021

The following summary of our results of operations should be read in conjunction with our audited financial statements for the three months ended January 31, 2021 and 2020 which are included herein.

Our operating results for the three months ended January 31, 2021 and 2020 are summarized as follows:

	January 31,
	2021	2020
General and administrative	$25	$-
Professional fees	$22,000	$-
Interest expense	$1,336	$756
Net Loss	$(23,361)	$(756)

Operating Revenues

During the three months ended January 31, 2021 and 2020, our company did not record any revenues.

Operating Expenses

Operating expenses for the three months ended January 31, 2021 were $22,025 compared to $0 for the three months ended January 31, 2020. The increase in operating expenses of $22,500 was primarily attributed to an increase in funding from notes payables, and $25 increase in filing costs.

Other Income

Other income consisting of interest expense for the three months ending January 31, 2021 was $1,336 and $756 for the three months ended in January 31, 2021. The interest expense is from an issuance of notes payable.

Results of Operations for the nine months Ended January 31, 2021 and 2020

The following summary of our results of operations should be read in conjunction with our audited financial statements for the nine months ended January 31, 2021 and 2020 which are included herein.

Our operating results for the nine months ended January 31, 2021 and 2020 are summarized as follows:

	January 31,
	2021	2020
General and administrative	$25	$70
Professional fees	$22,500	$4,261
Interest expense	$2,863	$2,268
Net Loss	$(25,388)	$(6,599)

Operating Revenues

During the nine months ended January 31, 2021 and 2020, our company did not record any revenues.

Operating Expenses

Operating expenses for the nine months ended January 31, 2021 were $22,525 compared to $4,331 for the year ended January 31, 2020. The increase in operating expenses of $18,194 was primarily attributed to an increase in professional fees.

Other income

Other income consists of interest expense for the nine months ended January 31, 2021 was $2,863 and $2,268 for the nine months ended January 31, 2021. The interest expense is related to an issuance of notes payable.

Liquidity and Capital Resources

Working Capital

	At	At
	January 31,	April 30,
	2021	2020
Current Assets	$-	$-
Current Liabilities	$237,966	$212,578
Working Capital (deficit)	(237,966)	(212,578)

As of January 31, 2021 and April 30, 2020, we had no cash or assets in the Company.

As of January 31, 2021, we had total liabilities of $237,966 compared with $212,578 as at April 30, 2020. The increase in total liabilities was attributed to $138 to an increase in accounts payable due to an increase in legal fees but primarily to an increase in an issuance of $25,250 in notes payables.

Cash Flows

	Nine months Ended January 31, 2021	Nine months Ended January 31, 2020
Cash used in Operating Activities	$(25,250)	$(6,599)
Cash used in Investing Activities	$-	$-
Cash provided by Financing Activities	$25,250	$6,599
Net Increase in Cash	$-	$-

Cashflow from Operating Activities

During the nine months ended January 31, 2021, we used $25,250 of cash for operating activities as compared to $0 during the nine months ended January 31, 2020. The increase was primarily attributed to $23,000 in professional fees and $2,863 in interest expense from notes payables activity.

Cashflow from Financing Activities

During the nine months ended January 31, 2021, the Company received $25,250 of financing as compared to $0 during the nine months ended January 31, 2020.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $237,966 and has an accumulated deficit of $313,966. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of January 31, 2021, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2021, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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