Form 10-K
period 2021-04-30
CGS INTERNATIONAL, INC.
filed 2021-08-04
CIK 1552358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2021

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

As of October 31, 2020, the aggregate market value of shares held by non-affiliates of the registrant (computed by reference to the price at which the common equity was last sold) was approximately $262,600.

As of July 8, 2021, the registrant had 76,000,000 shares of common stock issued and outstanding.

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

As of July 16, 2021, we had 76,000,000 Shares of $0.001 par value common stock issued and outstanding held by 2 shareholders of record.

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

Results of Operations for the Years Ended April 30, 2021 and 2020

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2021 and 2020 which are included herein.

Our operating results for the years ended April 30, 2021 and 2020 are summarized as follows:

	Year Ended
	April 30,
	2021	2020
General and administrative	$1,625	$70
Professional fees	$46,000	$4,261
Interest expense	$4,685	$3,008
Net Loss	$52,310	$7,339

Operating Revenues

During the years ended April 30, 2021 and 2020, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the year ended April 30, 2021 were $47,625 compared to $4,331 for the year ended April 30, 2020. The increase in operating expenses was primarily attributed to an an increase of $41,739 in professional fees, in addition to an increase of $1,555 in office and general expenditures due to higher filing needs.

Other Income and Net Loss

Other income consisting of interest expense for the year ended in April 30, 2021 as $4,685 and $3,008 for the previous year ended in April 30, 2020. The interest expense is from an issuance of notes payable to support our ongoing operating activities.

Liquidity and Capital Resources

Working Capital

	At	At
	April 30	April 30,
	2021	2020
Current Assets	$-	$-
Current Liabilities	$264,888	$212,578
Working Capital (deficit)	$(264,888)	(212578)

As of April 30, 2021 and 2020, we had no cash or assets.

As of April 30, 2021, we had total liabilities of $264,888 compared with $212,578 as of April 30, 2020. The increase in total liabilities was attributed to additional funding from related parties and the issuance of a $48,760 note payable to support our ongoing operating activities, with an additional $1,677 related interest expense, and $1,883 professional fees.

Cash Flows

	Year Ended	Year Ended
	April 30,	April 30,
	2021	2020
Cash used in Operating Activities	$(48,860)	$-
Cash used in Investing Activities	$-	$-
Cash provided by Financing Activities	$48,760	$-
Net Increase (Decrease) in Cash	$-	$-

Cashflow from Operating Activities

During the year ended April 30, 2021, we used $48,760 of cash for operating activities as compared to $0 during the year ended April 30, 2020.

Cashflow from Financing Activities

During the year ended April 30, 2021, the Company received $48,760 from financing activities as compared to $0 during the year ended April 30, 2020.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $264,888 and has an accumulated deficit of $340,888. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of April 30, 2021 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2021, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of April 30, 2021, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of April 30, 2021, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Director Nominations

As of April 30, 2021, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

As of April 30, 2021, the Company has received $249,340 (April 30, 2021 – $249,340) in loans and payment of expenses from related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

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

Director Independence

During the fiscal year ended April 30, 2021, we had no independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Boyle CPA, LLC, Prager Metis CPAs, LLC and AMC Auditing, LLC, respectively, for the fiscal periods shown.

	April 30, 2021	April 30, 2020
Audit Fees	$6,000	$3,100
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$-	$3,100

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

Years Ended April 30, 2021 and 2020

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of CGS International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CGS International, Inc. (the “Company”) as of April 30, 2021 and 2020, the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended April 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company had a working capital deficit and an accumulated deficit at April 30, 2021.  These factors raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2021

Bayville, NJ

August 3, 2021

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

BALANCE SHEETS

	April 30, 2021	April 30, 2020
ASSETS
Cash	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	16,048	12,498
Due to related parties	170,080	170,080
Notes Payable	78,760	30,000
Total current liabilities	264,888	212,578

Total liabilities	264,888	212,578

Stockholders' deficit
Preferred shares, $0.001 par value; 75,000,000 shares authorized; 0 Issued and outstanding as of April 30, 2021 and 2020, respectively	-	-
Common shares, $0.001 par value; 300,000,000 shares authorized; 76,000,000 shares issued and outstanding as of April 30, 2021 and 2020, respectively	76,000	76,000
Additional paid-in capital	-	-
Accumulated deficit	(340,888)	(288,578)
Total stockholders' deficit	(264,888)	(212,578)

Total liabilities and stockholders' deficit	-	-

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

STATEMENT OF OPERATIONS

	For the years ended
	April 31,
	2021	2020
Sales	$-	$-

Operating expenses
General and administrative	1,625	70
Professional fees	46,000	4,261
Total operating expenses	47,625	4,331

Loss from operations	(47,625)	(4,331)

Other expenses
Interest expense	(4,685)	(3,008)
Total other expenses	(4,685)	(3,008)

Net loss	$(52,310)	$(7,339)
		.
Net loss per common share: basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	76,000,000	52,956,522

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, April 30, 2019	-	-	76,000,000	76,000	-	(281,239)	(205,239)
Net loss	-	-	-	-	-	(7,339)	(7,339)
Balance, April 30, 2020	-	-	76,000,000	76,000	-	(288,578)	(212,578)
Net loss	-	-	-	-	-	(52,310)	(52,310)
Balance, April 30, 2021	-	-	76,000,000	76,000	-	(340,888)	(264,888)

The accompanying notes are an integral part of these financial statements.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

STATEMENT OF CASH FLOWS

	For the years ended
	April 30, 2021	April 30, 2020
Cash Flows from Operating Activities
Net loss	$(52,310)	$(7,339)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	3,550	7,339
Net cash from operating activities	(48,760)	-

Cash Flows from Investing Activities
Net cash from investing activities	-	-

Cash Flows from Financing Activities
Proceeds from note payable	48,760	-
Net cash from financing activities	48,760	-

Net increase (decrease) in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Notes to the Financial Statements

(Expressed in U.S. dollars)

1. Nature of Operations and Continuance of Business

CGS International, Inc. (formerly Tactical Services Inc.) was incorporated in the State of Nevada as a for-profit Company on April 17, 2012.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $264,888 and has an accumulated deficit of $340,888. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of April 30, 2021 and April 30, 2020, the Company had no cash equivalents.

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

f)Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2021 and 2020, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3. Due to Related Party

As of April 30, 2021, the Company has received $170,080 (April 30, 2020 – $170,080) in loans and payment of expenses from related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

4. Notes Payable

On February 8, 2019, the Company issued a $30,000 note payable to a non related party. The note is unsecured bears interest at 10% per annum, and is due on demand. Note Payable balance as of January 31, 2020 is $30,000. Interest expense on the note was $732 and $756 and $6,642 and $3,008 for the three and nine months ended April 30, 2021 and 2020, respectively.

On July 14, 2020, the Company issued a $500 note payable to a non related party. The note is unsecured bears interest at 10% per annum, and is due on demand. Note Payable balance as of January 31, 2020 is $500. Interest expense on the note was $13 and $0 and $28 and $0 for the three and nine months ended April 30, 2021 and 2020, respectively.

On November 4, 2020, the Company received $15,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand. Note Payable balance as of January 31, 2021 is $15,000. Interest expense on the note was $362 and $0 and $727 and $0 for the three and nine months ended April 30, 2021 and 2020, respectively.

On November 10, 2020, the Company received $2,250 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand. Note Payable balance as of January 31, 2021 is $2,250. Interest expense on the note was $51 and $0 and $105 and $0 for the three and nine months ended April 30, 2021 and 2020, respectively.

On November 17, 2020, the Company received $7,500 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand. Note Payable balance as of January 31, 2021 is $7,500. Interest expense on the note was $154 and $0 and $337 and $0 for the three and nine months ended April 30, 2021 and 2020, respectively.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

(Expressed in U.S. dollars)

4. Notes Payable (Continued)

On February 15, 2021, the Company received $16,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand. Note Payable balance as of January 31, 2021 is $7,500. Interest expense on the note was $324 and $0 and $324 and $0 for the three months ended April 30, 2021 and 2020, respectively.

On February 15, 2021, the Company received $7,500 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand. Note Payable balance as of January 31, 2021 is $7,500. Interest expense on the note was $152 and $0 and $152 and $0 for the three months ended April 30, 2021 and 2020, respectively.

5. Common Shares

The Company’s capitalization is 300,000,000 common shares and 75,000,000 preferred shares with a par value of $0.001 per share. No preferred shares have been issued.

a)As of April 30, 2021, and on April 30, 2020 the Company had 76,000,000 and 76,000,000 common shares issued and outstanding, respectively.

6. Income Taxes

The tax effect of the significant temporary differences, which comprise deferred income tax assets and liabilities, are as follows:

	2021	2020
Statutory income tax rate	21%	21%

Income tax recovery at statutory rate	(10,985)	(1,928)

Tax effect of:
Change in valuation allowance	(10,985)	(1,928)
Income tax provision	-	-

The significant components of deferred income tax assets and liabilities are as follows:

	2020	2019
Deferred income tax assets

Non-capital losses carried forward	61,770	50,785
Valuation allowance	(61,770)	(50,785)
Net deferred income tax asset	-	-

As of April 30, 2021, the Company had approximately $294,000 of net operating loss carryforwards (“NOLs”) available to reduce future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will be realized.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

(Expressed in U.S. dollars)

6. Income Taxes (Continued)

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