Form 10-K/A
period 2020-04-30
CGS INTERNATIONAL, INC.
filed 2021-08-18
CIK 1552358

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

EXPLANATORY NOTE: This Amendment #1 is being filed for the sole purpose of updating the date on the Audit Report issued by Boyle CPA, LLC as it was inadvertently not updated to the actual date of the report prior to filing.

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

CGS International, Inc.

Signatures	Title(s)	Date

/s/ Francisco Ariel Acosta	President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Francisco Ariel Acosta		August 6, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Francisco Ariel Acosta	President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Francisco Ariel Acosta		August 6, 2021

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

August 2, 2021

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