Form 10-Q
period 2021-07-31
CGS INTERNATIONAL, INC.
filed 2021-09-13
CIK 1552358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-182566

CGS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

NV	32-0378469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 South Room Street, #100 Carson City, NV 89702

(Address of principal executive offices) (Zip Code)

+52-55-5360-6890

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Emerging growth company	☐
Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 76,000,000 common shares issued and outstanding as of September 13, 2021.

CGS INTERNATIONAL, INC.

QUARTERLY REPORT

2

CGS INTERNATIONAL, INC.

CONDENSED FINANCIAL STATEMENTS

July 31, 2021

Unaudited

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

BALANCE SHEETS

(UNAUDITED)

	July 31, 2021	April 30, 2021

ASSETS
Cash	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	19,279	16,048
Due to related parties	170,080	170,080
Notes payable	107,260	78,760

Total current liabilities	296,619	264,888

Total liabilities	296,619	264,888

Stockholders' deficit
Preferred shares, $0.001 par value; 76,000,000 shares authorized;
0 Issued and outstanding as of July 31, 2021 and April 30, 2021 respectively
Common shares, $0.001 par value; 30,000,000,000 shares authorized;
260,000 shares issued and outstanding
as of July 31, 2021 and April 30, 2021 respectively	76,000	76,000
Additional paid-in capital	-	-
Accumulated deficit	(372,619)	(340,888)
Total stockholders' deficit	(296,619)	(264,888)

Total liabilities and stockholders' deficit	-	-

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	July 31,
	2021	2020

Sales	$-	$-

Operating expenses
General and administrative	9,455	-
Professional fees	20,000	-
Total operating expenses	29,455	-

Loss from operations	(29,455)	-

Other expenses
Interest expense	(2,276)	(758)
Total other expense	(2,276)	-

Net loss	$(31,731)	$(758)

Net loss per common share: basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	76,000,000	76,000,000

The accompanying notes are an integral part of these unaudited financial statements

  CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

STATEMENTS OF STOCKHOLDERS' DEFICT

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, April 30, 2021	-	-	76,000,000	76,000	-	(340,888)	(264,888)
Net loss						(31,731)	(31,731)
Balance, July 31, 2021	-	-	76,000,000	76,000	-	(372,619)	(296,619)

Balance, April 30, 2020	-	-	76,000,000	76,000	-	(288,578)	(212,578)
Net Loss						(758)	(758)
Balance, July 31, 2020	-	-	76,000,000	76,000	-	(289,336)	(213,336)

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	July 31, 2021	July 31, 2020
Cash Flows from Operating Activities
Net loss	$(31,731)	$(758)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	3,231	258
Net cash from operating activities	(28,500)	(500)

Cash Flows from Investing Activities
Net cash from financing activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable	28,500	500
Net cash from financing activities	28,500	500

Net increase (decrease) in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

CGS International, Inc. (formerly Tactical Services Inc.) was incorporated in the State of Nevada as a for-profit Company on April 17, 2012.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the three months ended July 31, 2021 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended April 30, 2021, as filed with the SEC.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the year ending April 30, 2022.

b)	Use of Estimates

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

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of July 31, 2020 and April 30, 2020, the Company had no cash equivalents.

d)	Basic and Diluted Net Loss per Share

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

e)	Income Taxes

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

f)	Financial Instruments

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

g)	Recent Accounting Pronouncements

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

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

(Expressed in U.S. dollars)

3.	Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $296,619 and has an accumulated deficit of $372,619. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

4.	Due to Related Party

As of July 31, 2021, the Company has received $170,080 (April 30, 2021 – $170,080) in loans and payment of expenses from related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

5.	Notes Payable

Notes payable consist of the following at:

	July 31, 2021	April 30, 2021
Note payable, secured, 10% interest, due on demand	$30,000	$30,000
Note payable, secured, 10% interest, due on demand	500	500
Note payable, secured, 10% interest, due on demand	2,250	2,250
Note payable, secured, 10% interest, due on demand	7,500	7,500
Note payable, secured, 10% interest, due on demand	15,000	15,000
Note payable, secured, 10% interest, due on demand	16,000	16,000
Note payable, secured, 10% interest, due on demand	7,500	7,500
Note payable, secured, 10% interest, due on demand	4,500	-
Note payable, secured, 10% interest, due on demand	9,000	-
Note payable, secured, 10% interest, due on demand	4,000	-
Note payable, secured, 10% interest, due on demand	6,000	-
Note payable, secured, 10% interest, due on demand	5,000	-
Total notes Payable	$107,250	$78,750

On June 2, 2021, the Company received $4,500 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rete of 10% and is due within 10 days of demand. The note payable balance as of July 31, 2021 is $4,500. Interest expense on the note was $73 and $0 for the three months ended July 31, 2021 and 2020, respectively.

On June 3, 2021, the Company received $9,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rete of 10% and is due within 10 days of demand. The note payable balance as of July 31, 2021 is $9,000. Interest expense on the note was $143 and $0 for the three months ended July 31, 2021 and 2020, respectively.

On July 8, 2021, the Company received $4,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rete of 10% and is due within 10 days of demand. The note payable balance as of July 31, 2021 is $4,000. Interest expense on the note was $25 and $0 for the three months ended July 31, 2021 and 2020, respectively.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

(Expressed in U.S. dollars)

On July 9, 2021, the Company received $6,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rete of 10% and is due within 10 days of demand. The note payable balance as of July 31, 2021 is $6,000. Interest expense on the note was $36 and $0 for the three months ended July 31, 2021 and 2020, respectively.

On July 21, 2021, the Company received $5,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rete of 10% and is due within 10 days of demand. The note payable balance as of July 31, 2021 is $5,000. Interest expense on the note was $14 and $0 for the three months ended July 31, 2021 and 2020, respectively.

6.	Stockholders’ Equity

The Company’s capitalization is 300,000,000 common shares and 76,000,000 preferred shares with a par value of $0.001 per share. No preferred shares have been issued.

a)	As of July 31, 2021, and on April 30, 2021 the Company had 76,000,000 and 76,000,000 common shares issued and outstanding, respectively.

7.	Subsequent Events

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2021 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

As of the date of this Report, FINRA has yet to complete its review for the name change and reverse stock split. Results of Operations

Results of Operations for the three months Ended July 31, 2021 and 2020

The following summary of our results of operations should be read in conjunction with our audited financial statements for the three months ended July 31, 2021 and 2020 which are included herein.

Our operating results for the three months ended July 31, 2021 and 2020 are summarized as follows:

	July 31,
	2021	2020
General and administrative	$9,455	$-
Professional fees	$20,000	$-
Interest expense	$2,276	$758
Net Loss	$(31,731)	$(758)

Operating Revenues

During the three months ended July 31, 2021 and 2020, our company did not record any revenues.

Operating Expenses

Operating expenses for the three months ended July 31, 2021 were $29,455 compared to $0 for the three months ended July 31, 2020. The increase in operating expenses of $29,455 was primarily attributed to an increase in $9,455 in filing and $20,000 in additional professional costs.

Other Income

Other income consisting of interest expense for the three months ending July 31, 2021 was $2,276 and $758 for the three months ended in July 31, 2021. The interest expense is from an issuance of notes payable.

Liquidity and Capital Resources

Working Capital

	At	At
	July 31,	April 30,
	2021	2021
Current Assets	$-	$-
Current Liabilities	$296,619	$264,888
Working Capital (deficit)	(296,619)	(264,888)

As of July 31, 2021 and April 30, 2021, we had no cash or assets in the Company.

As of July 31, 2021, we had total liabilities of $296,619 compared with $264,888 as of April 30, 2021. The increase in total liabilities was attributed to $3,231 increase in accounts payable and anincrease in notes payables.

Cash Flows

	Three months Ended July 31, 2021	Three months Ended July 31, 2020
Cash used in Operating Activities	$(28,500)	$(500)
Cash used in Investing Activities	$-	$-
Cash provided by Financing Activities	$28,500	$500
Net Increase in Cash	$-	$-

Cash flow from Operating Activities

During the three months ended July 31, 2021, we used $28,500 of cash for operating activities as compared to $500 during the three months ended July 31, 2020.

Cash flow from Financing Activities

During the nine months ended July 31, 2021, the Company received $28,500 of financing as compared to $500 during the three months ended July 31, 2020. The increase was attributed to $28,500 is due to new loans issued.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $296,619 and has an accumulated deficit of $372,619. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management is currently looking at various options and investment opportunities. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities which could significantly and materially restrict the Company’s operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2021, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2021, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Document Description
3.1(a)	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)

3.1(b)	Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on November 11, 2013).

3.1(c)	Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on June 30, 2021).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Inline XBRL Instance Document

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CGS INTERNATIONAL, INC.

Dated: September 13, 2021

/s/ Francisco Ariel Acosta
Francisco Ariel Acosta President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

