Form 10-Q
period 2021-10-31
CGS INTERNATIONAL, INC.
filed 2021-12-10
CIK 1552358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-182566

CGS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	32-0378469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 South Roop Street, #100 Carson City, NV 89702

(Address of principal executive offices) (Zip Code)

+63-28-4412-083

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,990,013 common shares issued and outstanding as of December 7, 2021.

CGS INTERNATIONAL, INC.

QUARTERLY REPORT

2

CGS INTERNATIONAL, INC.

CONDENSED FINANCIAL STATEMENTS

October 31, 2021

Unaudited

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

BALANCE SHEETS

(UNAUDITED)

ASSETS	October 31, 2021	April 30, 2021

Cash	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	31,003	16,048
Due to related parties	68,383	170,080
Notes payable	131,680	78,760
Convertible notes payable, net	1,026	-

Total current liabilities	232,092	264,888

Total liabilities	232,092	264,888

Stockholders' deficit
Preferred shares, $0.001 par value; 76,000,000 shares authorized;
6,029,696 and 0 shares Issued and outstanding as of October 31, 2021 and
April 30, 2021 respectively	-	-
Preferred shares, Series A $0.001 par value; 10,000,000 shares authorized;
0 Issued and outstanding as of October 31, 2021 and April 30, 2021 respectively
Preferred shares, Series B $0.001 par value; 10,000,000 shares authorized;
6,029,696 and 0 shares issued and outstanding as of October 31, 2021 and
April 30, 2021 respectively	6,030	-
Preferred shares, Series C $0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding as of October 31, 2021 and April 30, 2021 respectively	-	-
Common shares, $0.001 par value; 300,000,000 shares authorized;
46,990,013 and 190,013 shares issued and outstanding
as of October 31, 2021 and April 30, 2021 respectively	46,990	190
Additional paid-in capital	94,848,127	75,810
Accumulated deficit	(95,133,239)	(340,888)
Total stockholders' deficit	(232,092)	(264,888)

Total liabilities and stockholders' deficit	-	-

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	October 31,		October 31,
	2021	2020	2021	2020

Sales	$-	$-	$-	$-

Operating expenses
General and administrative	15,032	-	24,487	-
Professional fees	13,400	-	33,400	-
Total operating expenses	28,432	-	57,887	-

Loss from operations	(28,432)	-	(57,887)	-

Other expenses
Interest expense	(102,635)	(758)	(104,911)	(1,527)
Loss on asset acquisition	(30,600,000)	-	(30,600,000)	-
Loss on settlement of debt	(64,029,553)	-	(64,029,553)	-
Total other expense	(94,732,188)	(758)	(94,734,464)	(1,527)

Net loss	$(94,760,620)	$(758)	$(94,792,351)	$(1,527)

Net loss per common share: basic and diluted	$(5.71)	$(0.00)	$(2.83)	$(0.01)

Weighted average common shares outstanding -
basic and diluted	16,591,087	190,013	33,523,208	190,013

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, April 30, 2021	-	-	-	-	-	-	190,193	190	75,810	(340,888)	(264,888)
Net loss										(31,731)	(31,731)
Balance, July 31, 2021	-	-	-	-	-	-	190,193	190	75,810	(372,619)	(296,619)
Shares issued for settlement of debt	-	-	7,169,696	7,170	-	-	11,100,000	11,100	64,105,180	-	64,123,450
Conversion of preferred stock to common stock	-	-	(1,140,000)	(1,140)	-	-	5,700,000	5,700	(4,560)	-	-
Shares issued for asset acquisition	-	-	-	-	-	-	30,000,000	30,000	30,570,000	-	30,600,000
Beneficial Conversion feature of convertible debt	-	-	-	-	-	-	-	-	101,697	-	101,697
Net loss	-	-	-	-	-	-	-	-	-	(94,760,620)	(94,760,620)
Balance, October 31, 2021	-	-	6,029,696	6,030	-	-	46,990,193	46,990	94,848,127	(95,133,239)	(232,092)

Balance, April 30, 2020	-	-	-	-	-	-	190,193	190	75,810	(288,578)	(212,578)
Net Loss										(758)	(758)
Balance, July 31, 2020	-	-	-	-	-	-	190,193	190	75,810	(289,336)	(213,336)
Net Loss										(769)	(769)
Balance, October 31, 2020	-	-	-	-	-	-	190,193	190	75,810	(290,105)	(214,105)

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	October 31, 2021	October 31, 2020
Cash Flows from Operating Activities
Net loss	$(94,792,351)	$(1,527)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on settlement of debt	64,029,553	-
Loss on asset acquisition	30,600,000	-
Amortization of Debt discount	94,923	-
Changes in assets and liabilities
Accounts payable and accrued liabilities	14,955	1,027
Net cash from operating activities	(52,920)	(500)

Cash Flows from Investing Activities
Net cash from financing activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable	52,920	500
Net cash from financing activities	52,920	500

Net increase (decrease) in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of loan balance to convertible notes payable	$101,697	$-
Preferred stock converted into common stock	$1,140	$-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the six months ended October 31, 2021 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended April 30, 2021, as filed with the SEC.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of October 31, 2021 and April 30, 2020, the Company had no cash equivalents.

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

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

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

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

3.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $238,866 and has an accumulated deficit of $238,866. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of October 31, 2021, the Company has received $68,383 (April 30, 2021 - $170,080) in loans and payment of expenses from related parties. The amounts owing are unsecured, non-interest bearing, and due on demand. On August 24, 2021 the Company and one related party debt holder entered into an agreement to assign $101,697 of related party loans to a third party.

5.	Notes Payable

Notes payable consist of the following at:

	October 31, 2021	April 30, 2021
Note payable, secured, 10% interest, due on demand	$30,000	$30,000
Note payable, secured, 10% interest, due on demand	500	500
Note payable, secured, 10% interest, due on demand	2,260	2,260
Note payable, secured, 10% interest, due on demand	7,500	7,500
Note payable, secured, 10% interest, due on demand	15,000	15,000
Note payable, secured, 10% interest, due on demand	16,000	16,000
Note payable, secured, 10% interest, due on demand	7,500	7,500
Note payable, secured, 10% interest, due on demand	4,500	-
Note payable, secured, 10% interest, due on demand	9,000	-
Note payable, secured, 10% interest, due on demand	4,000	-
Note payable, secured, 10% interest, due on demand	6,000	-
Note payable, secured, 10% interest, due on demand	5,000	-
Note payable, secured, 10% interest, due on demand	24,420	-
Total notes Payable	$131,680	$78,760

On June 2, 2021, the Company received $4,500 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rete of 10% and is due within 10 days of demand. The note payable balance as of October 31, 2021 is $4,500. Interest expense on the note was $486 and $0 for the six months ended October 31, 2021 and 2020, respectively.

On June 3, 2021, the Company received $9,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rete of 10% and is due within 10 days of demand. The note payable balance as of October 31, 2021 is $9,000. Interest expense on the note was $972 and $0 for the six months ended October 31, 2021 and 2020, respectively.

On July 8, 2021, the Company received $4,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rete of 10% and is due within 10 days of demand. The note payable balance as of October 31, 2021 is $4,000. Interest expense on the note was $432 and $0 for the six months ended October 31, 2021 and 2020, respectively.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

On July 9, 2021, the Company received $6,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rete of 10% and is due within 10 days of demand. The note payable balance as of October 31, 2021 is $6,000. Interest expense on the note was $648 and $0 for the six months ended October 31, 2021 and 2020, respectively.

On July 21, 2021, the Company received $5,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rete of 10% and is due within 10 days of demand. The note payable balance as of October 31, 2021 is $5,000. Interest expense on the note was $540 and $0 for the six months ended October 31, 2021 and 2020, respectively.

On August 24, 2021 the Company and one related party debt holder entered into an agreement to assign $101,697 of related party loans to an unrelated party. On September 13, 2021 the assigned loan was assigned to a number of debt holders as convertible notes. See Note 6 for details.

On October 31, 2021, the Company received $24,420 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rete of 10% and is due within 10 days of demand. The note payable balance as of October 31, 2021 is $24,420. Interest expense on the note was $0 and $0 for the six months ended October 31, 2021 and 2020, respectively.

6.	Convertible Notes Payable

Convertible Notes payable consist of the following at:

	October 31, 2021	April 30, 2021
Convertible note payable, unsecured, 10% interest, due September 13, 2022, net	$2,800	$-
Convertible note payable, unsecured, 10% interest, due September 13, 2022, net	2,400	-
Convertible note payable, unsecured, 10% interest, due September 13, 2022, net	2,600	-
Total convertible notes	7,800	-
Unamortized discount	(6,774)	-
Convertible notes payable, net	$1,026	$-

On September 13, 2021 $10,000 of notes payable was assigned from a loan holder to an unrelated party. The Company then issued $10,000of principal amount 10% unsecured convertible promissory notes related to the same debt. The note is due on September 13, 2021 and is convertible into shares of the company’s common stock at a price of $.002 per share. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $10,000. On September 14, 2021 $2,800 of the note principal was converted into 1,400,000 shares of the Company’s common stock, valued at $1,428,000, and recorded a loss on settlement of debt of $1,425,200. On October 5, 2021 $4,400 of the note principal was converted into 2,200,000 shares of the Company’s common stock, valued at $7,656,000, and recorded a loss on settlement of debt of $7,651,600. The convertible note payable balance as of October 31, 2021 is $368, net of unamortized debt discount of $2,432. Interest expense on the note was $7,605 and $0, including $7,568 and $0 of amortization of debt discount for the six months ended October 31, 2021 and 2020, respectively.

On September 13, 2021 $10,000 of notes payable was assigned from a loan holder to an unrelated party. The Company then issued $10,000of principal amount 10% unsecured convertible promissory notes related to the same debt. The note is due on September 13, 2021 and is convertible into shares of the company’s common stock at a price of $.002 per share. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $10,000. On September 22, 2021 $3,200 of the note principal was converted into 1,600,000 shares of the Company’s common stock valued at $1,632,000, and recorded a loss on settlement of debt of $1,628,800. On October 5, 2021 $4,400 of the note principal was converted into 2,200,000 shares of the Company’s common stock valued at 7,656,000, and recorded a loss on settlement of debt of $7,651,600. The convertible note payable balance as of October 31, 2021 is $316, net of unamortized debt discount of $2,084. Interest expense on the note was $7,948 and $0, including $7,916 and $0 of amortization of debt discount for the six months ended October 31, 2021 and 2020, respectively.

On September 13, 2021 $10,000 of notes payable was assigned from a loan holder to an unrelated party. The Company then issued $10,000of principal amount 10% unsecured convertible promissory notes related to the same debt. The note is due on September 13, 2021 and is convertible into shares of the company’s common stock at a price of $.002 per share. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $10,000. On September 24, 2021 $3,000 of the note principal was converted into 1,500,000 shares of the Company’s common stock valued at $1,530,000, and recorded a loss on settlement of debt of $1,527,000. On October 5, 2021 $4,400 of the note principal was converted into 2,200,000 shares of the Company’s common stock valued at 7,656,000, and recorded a loss on settlement of debt of $7,651,600. The convertible note payable balance as of October 31, 2021 is $342, net of unamortized debt discount of $2,258 . Interest expense on the note was $7,779 and $0, including $7,742 and $0 of amortization of debt discount for the six months ended October 31, 2021 and 2020, respectively.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

On September 13, 2021 $23,898 of notes payable was assigned from a loan holder to an unrelated party. The Company then issued $23,898 of principal amount 10% unsecured convertible promissory notes related to the same debt. The note was due on September 13, 2022 and was convertible into shares of the company’s series B preferred stock at a price of $.001 per share. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $23,898. On September 14, 2021 the full amount of $23,898 was converted into 2,389,898 shares of the Companys series B preferred stock, valued at $12,188,479, and recorded a loss on settlement of debt of $12,164,581. The convertible note payable balance as of October 31, 2021 is $0. Interest expense on the note was $23,898 and $0, including $23,898 and $0 of amortization of debt discount for the six months ended October 31, 2021 and 2020, respectively.

On September 13, 2021 $23,899 of notes payable was assigned from a loan holder to an unrelated party. The Company then issued $23,899 of principal amount 10% unsecured convertible promissory notes related to the same debt. The note was due on September 13, 2022 and was convertible into shares of the company’s series B preferred stock at a price of $.001 per share. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $23,899. On September 14, 2021 the full amount of $23,899 was converted into 2,389,899 shares of the Companys series B preferred stock, valued at $12,188,485, and recorded a loss on settlement of debt of $12,164,586. The convertible note payable balance as of October 31, 2021 is $0. Interest expense on the note was $23,899 and $0, including $23,898 and $0 of amortization of debt discount for the six months ended October 31, 2021 and 2020, respectively.

On September 13, 2021 $23,899 of notes payable was assigned from a loan holder to an unrelated party. The Company then issued $23,899 of principal amount 10% unsecured convertible promissory notes related to the same debt. The note was due on September 13, 2022 and was convertible into shares of the company’s series B preferred stock at a price of $.001 per share. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $23,899. On September 14, 2021 the full amount of $23,899 was converted into 2,389,899 shares of the Companys series B preferred stock, valued at $12,188,485, and recorded a loss on settlement of debt of $12,164,586. The convertible note payable balance as of October 31, 2021 is $0. Interest expense on the note was $23,899 and $0, including $23,898 and $0 of amortization of debt discount for the six months ended October 31, 2021 and 2020, respectively.

7.	Stockholders’ Equity

The Company’s capitalization is 300,000,000 common shares and 76,000,000 preferred shares with a par value of $0.001 per share. No preferred shares have been issued.

a)	As of October 31, 2021, and April 30, 2021 the Company had 76,000,000 and 76,000,000 shares of common shares issued and outstanding, respectively.

b)	As of October 31, 2021, and April 30, 2021 the Company had 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

c)	As of October 31, 2021, and April 30, 2021 the Company had 6,029,696 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

As of October 31, 2021, and April 30, 2021 the Company had 0 and 0 shares of Series C Preferred Stock issued and outstanding, respectively.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

Series A Preferred Stock

On September 13, 2021, the Company designated a class of preferred stock, the “Series A Preferred Stock,” consisting of ten million 10,000,000 shares, par value $0.001.

Under the Certificate of Designation, holders of the Series A Preferred Stock are entitled to vote together with the holders of the Company’s common stock on all matters submitted to shareholders at a rate of one hundred (100) votes for each share held. The holders are entitled to liquidation preference senior to common stock

Series B Preferred Stock

On September 13, 2021, the Company designated a class of preferred stock, the “Series B Preferred Stock,” consisting of ten million 10,000,000 shares, par value $0.001.

Under the Certificate of Designation, holders of the Series B Preferred Stock are entitled at their option to convert their preferred shares into common stock at a conversion rate of five (5) shares of common stock for every one (1) share of Series B Preferred Stock. The holders of Series B Preferred stock are not entitled to voting rights. The holders are entitled to equal rights with our Preferred Series A stockholders as it relates to liquidation preference.

Series C Preferred Stock

On September 13, 2021, the Company designated a class of preferred stock, the “Series C Preferred Stock,” consisting of ten million 10,000,000 shares, par value $0.001.

Under the Certificate of Designation, holders of the Series B Preferred Stock are entitled at their option to convert their preferred shares into common stock at a conversion rate of five (5) shares of common stock for every one (1) share of Series B Preferred Stock. The holders of Series B Preferred stock are not entitled to voting rights. The holders are entitled to equal rights with our Preferred Series A stockholders as it relates to liquidation preference.

Issuances of Common and Preferred Stock for the six months ended October 31, 2021

On September 14, 2021 a convertible debt holder converted $23,898 of debt into 2,389,898 shares of Preferred B Stock. The shares were valued at 12,188,479, or $5.09 per share, and a loss on settlement of debt of $12,164,581 was recorded.

On September 14, 2021 a convertible debt holder converted $23,899 of debt into 2,389,899 shares of Preferred B Stock. The shares were valued at 12,188,485, or $5.10 per share, and a loss on settlement of debt of $12,164,586 was recorded.

On September 14, 2021 a convertible debt holder converted $23,899 of debt into 2,389,899 shares of Preferred B Stock. The shares were valued at 12,188,485, or $5.10 per share, and a loss on settlement of debt of $12,164,586 was recorded.

On September 14, 2021, a convertible note holder converted $2,800 in principal into 1,400,000 shares of common stock at a conversion price of $0.002 per share. The shares were valued at 1,428,000, or $1.02 per share, and a loss on settlement of debt of $1,425,200 was recorded.

On September 22, 2021, a convertible note holder converted $3,000 in principal into 1,600,000 shares of common stock at a conversion price of $0.002 per share. The shares were valued at $1,530,000, or $1.02 per share, and a loss on settlement of debt of $1,527,000 was recorded.

On September 24, 2021, a convertible note holder converted $3,200 in principal into 1,600,000 shares of common stock at a conversion price of $0.002 per share. The shares were valued at 1,632,000 or $1.02 per share, and a loss on settlement of debt of $1,628,800 was recorded.

On September 27, 2021 a Preferred Series B stockholder converted 380,000 shares of Preferred Series B Stock into 1,900,000 shares of the Companys common stock.

On September 27, 2021 a Preferred Series B stockholder converted 380,000 shares of Preferred Series B Stock into 1,900,000 shares of the Companys common stock.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

On September 29, 2021 the Company issued 30,000,000 shares of common stock valued at $30,600,000 or $1.02 per share per an asset purchase agreement. The value of the purchased assets was unidentifiable and the value of the shares were recorded as a loss on asset acquisition.

On September 27, 2021 a Preferred Series B stockholder converted 380,000 shares of Preferred Series B Stock into 1,900,000 shares of the Companys common stock.

On October 5, 2021, a convertible note holder converted $4,400 in principal into 2,200,000 shares of common stock at a conversion price of $0.002 per share. The shares were valued at $7,656,000 or $3.48 per share, and a loss on settlement of debt of $7,561,600 was recorded.

On October 5, 2021, a convertible note holder converted $4,400 in principal into 2,200,000 shares of common stock at a conversion price of $0.002 per share. The shares were valued at $7,656,000 or $3.48 per share, and a loss on settlement of debt of $7,561,600 was recorded.

On October 5, 2021, a convertible note holder converted $4,400 in principal into 2,200,000 shares of common stock at a conversion price of $0.002 per share. The shares were valued at $7,656,000 or $3.48 per share, and a loss on settlement of debt of $7,561,600 was recorded.

8.	Subsequent Events

On December 1, 2021 the Company exchanged 3,000,000 shares of series A preferred stock for 30,000,000 shares of common stock which were then returned and cancelled.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described in our Form 8-K dated October 11, 2021, filed with the Securities and Exchange Commission (the “SEC”) on the same date, as well as our other SEC filings, as applicable, which factors are incorporated by reference herein. We operate in an evolving environment, new risk factors and uncertainties emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

We undertake no obligation to update or revise these forward-looking statements, except as required under the federal securities laws.

Corporate History

On April 17, 2012, Mr. Vagner Gomes Tome, our former president, and sole director, incorporated the Company in the State of Nevada under the name Line Up Advertisement, Inc. On May 23, 2013, the Company accepted the resignation of Vagner Gomes Tome as the sole director and officer of the Company and appointed Joelyn Alcantara to serve in his stead. Thereafter, on April 25, 2017, Ms. Joelyn Alcantara resigned from all positions with the Company, including those of President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Sole-Director. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On April 25, 2017, Mr. Francisco Ariel Acosta was appointed as the sole member of the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary.

On October 23, 2017, the Company closed on an Asset Acquisition Agreement (the “Original Agreement”) with Thomas Li, an individual and Nathan Xian, an individual (collectively Mr. Li and Mr. Xian are refereed to hereinafter as the “Inventors”). The Company purchased those assets owned by Inventors relating to Inventor’s development, sales, marketing, and distribution of Unmanned Ariel Vehicles (“UAV” or “Drones”) including but not limited to patents, trademarks, know-how, trade secrets, supply lists and other assets and intellectual property of any kind, relating directly or indirectly to the manufacturing, sales, and distribution of the Drones (the “Acquired Assets”). The Company was to acquire one hundred percent (100%) of the Acquired Assets in exchange for the issuance of an aggregate of 60,000,000 restricted shares of the Company’s common stock (“TACC Shares”) to the Inventors (the “Purchase Price”).

Additionally, pursuant to the terms and conditions of the Original Agreement, the following changes to the Management of the Company occurred:

•	As of October 23, 2017, Francisco Ariel Acosta resigned from all positions with the Company, including but not limited to those of President, Chief Executive Officer, Secretary and Director.
•	As of October 23, 20017, Thomas Li was appointed a member of the Company’s Board of Directors and as the Company’s President, Chief Executive Officer.
•	As of October 23, 20017, Nathan Xian was appointed a member of the Company’s Board of Directors and Chief Financial Officer and Secretary.

On October 4, 2017, the Company changed its name from Line Up Advertisement, Inc. to Tactical Services, Inc. to reflect the new business direction of the Company.

However, on August 24, 2018, the Company and the Inventors entered into a Termination Agreement (the “Termination Agreement”), terminating the Original Agreement. The Termination Agreement was the direct result of a material breach of the terms and conditions of the Original Agreement. Specifically, the Inventors, pursuant to Section 2.01 of the Original Agreement, were to “sell, transfer, convey, assign and deliver…” various assets to the Company. As of the date thereof, the Inventors were unsuccessful in fulfilling their obligations under the terms and conditions of the Original Agreement. The effect of the Termination Agreement was that the Original Agreement was rendered null and void and of no legal effect whatsoever, without any liability or obligation on the part of the parties to the Original Agreement.

Accordingly, Mr. Li and Mr. Xian resigned from all positions with the Company effective as of August 24, 2018, and Mr. Francisco Ariel Acosta was re-appointed as the sole member of the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary.

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

The Reverse Stock Split and Name Change previously announced on June 30, 2021, by way of Current Report on Form 8-K, became effective with the Financial Industry Regulatory Authority (“FINRA”) and in the marketplace at the open of business on August 31, 2021, whereupon the shares of the Registrant’s common stock began trading on a split-adjusted basis. On August 31, 2021, the trading symbol for our common stock changed to “TTSID” for a period of 20 business days, after which our common stock began to trade under our new trading symbol “CGSI”. The new CUSIP number for our common stock is 125361105.

On September 29, 2021, CGS International, Inc., entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Ramon Mabanta, an individual (d.b.a. World Agri Minerals) (“WAM”), pursuant to which the Company would acquire all the assets of WAM. WAM holds the rights to the formulation, manufacturing, sales, marketing, and distribution of its premiere commercial agriproduct GENESIS 89™ and GENESIS 89™ Gold, which is a unique formulation and packaging of a commercial agriproduct using a natural processes whereby minerals are extracted from deep-ocean deposits and combined with additional organic ingredients resulting in the GENESIS 89™ and GENESIS 89™ Gold being: (i) properly balanced, readily bioavailable, formulas that are shipped as concentrate to commercial growers; (ii) ready-to-use products for the both the amateur and commercial retail market; and, (iii) Genesis 89™ Gold is being blended specifically for use and deployment in the cannabis industry. GENESIS 89™ and GENESIS 89™ Gold provide assurance and insurance to the end-user that crops do not require conventional pesticides, producing an eco-friendlier organic product for the consumer.

On October 11, 2021 (the “Closing Date”), CGS International, Inc. (the “Company”) and Ramon Mabanta, an individual (d.b.a. World Agri Minerals) (“WAM”) entered into a Bill of Sale and Assignment Agreement effectuating the Closing that certain Asset Purchase Agreement (the “Purchase Agreement”) by and among the Company and WAM, pursuant to which the Company acquired all the assets of WAM, (the “Acquisition”). The aggregate purchase price for the assets of WAM is 30,000,000 restricted shares (the “Shares”) of the Company’s common stock (the “Purchase Price”) which were paid upon the closing of the Purchase Agreement. Each of Company and WAM have made customary representations, warranties, covenants, and indemnities in connection with the Acquisition.

A description of the specific terms and conditions of the acquisition are set forth in the Purchase Agreement, which was originally disclosed on Form 8-K filed with the Commission on September 29, 2021, as Exhibit 10.01 and the Bill of Sale and Assignment Agreement which was originally disclosed on Form 8-K filed with the Commission on October 11, 2021, as Exhibit 10.01, both of which are incorporated herein by reference.

On November 23, 2021, the Company received certified documents from the Government of the Philippines confirming the formation on November 19, 2021 of our wholly owned subsidiary, World Agri Minerals Inc. We anticipate that the majority of our ongoing operations will be conducted by and through World Agri Minerals Inc. on a going forward basis.

Business Overview

Upon closing of the transaction as discussed above, the Company acquired the formulation, manufacturing, sales, marketing, and distribution of a commercial agriproduct, known and marketed under the brand name GENESIS 89™. GENESIS 89™ is a unique formulation and packaging of a commercial agriproduct using a natural process whereby minerals are extracted from deep-ocean deposits and combined with additional organic ingredients. GENESIS 89™ is a: (i) properly balanced, readily bioavailable, formula that can be shipped as concentrate to commercial growers; and, (ii) ready-to-use product for the both the amateur and commercial retail market. GENESIS 89™ was introduced in the Philippines in February 2019.

By and through WAM, we are also the exclusive-worldwide agent for all GENESIS 89™ products.

While GENESIS 89™ targets commercial growers and the like, GENESIS 89™ GOLD is being blended specifically for use and deployment in the cannabis industry. GENESIS 89™ and GENESIS 89™ GOLD are both formulated to provide assurance to the end-user that their crops do not require conventional pesticides, which will allow the production of an eco-friendlier organic product for the consumer.

Our premium organic growth supplements, GENESIS 89™ and GENESIS 89™ GOLD, can be applied as a soil amendment and/or foliar spray. Our products contain over 80 different trace minerals and contain unique proprietary blends of these organic trace minerals. We are confidently pressing forward to become the premier, 100% organic, ocean-based mineral plant food used today.

Currently GENESIS 89™ and GENESIS 89™ GOLD are our first deliverable commercial agricultural products. Several other products are currently being examined and developed for the commercial and possible retail agriculture marketplace.

The GENESIS 89™ product line boasts the highest concentration of seawater-harvested minerals available on the commercial and even the retail market. Through our current products, GENESIS 89™ and GENESIS 89™ GOLD, and additional products still in the research and development phase, the Company is positioned to gain market share within the upward-trending organic Agri-farming, as well as the Hemp and Cannabis industry. Additionally, we have already identified several international distributors whose agriculture requirements meet demand for the Company’s products. Moving forward, the Company will seek to develop and/or evaluate other agriproducts with the intention of expand our line of organic agriproducts. We envision that each product we acquire, market, or sell will consist of organic plant nutrients that hope to change the way the agriculture industry grows and fertilizes crops.

The food landscape across Western industrialized as well as Third-World nations is changing dramatically. It is trending toward more transparency, placing greater emphasis on organically grown products. Furthermore, organic green gardening is growing rapidly, with one of the most relevant reasons being the changing consumer attitude and landscape towards the use of harmful herbicides and pesticides. Simply put, organic agriculture is the future of our food supply, whether it’s applied in the initial process by the commercial grower, or in stores or grown at home. The Company believes that these trends support its mission to help change the attitudes and behaviors surrounding the food that we purchase or that we grow ourselves.

All of our products are, or will be, completely organic, non-toxic, safe for use around pets and children, sustainably harvested, and effective for use on a vast variety of plants.

Our mission is to promote organic growing practices through the production and sales of effective, easy to use, and risk-free growing aids, making organic gardening simple and accessible to all. In doing so, we are committed to environmental sustainability in each and every product and practice, from production and marketing to our day-to-day business.

We believe we have identified a potentially major gap in the market for commercial farmers, would-be organic gardeners, and environmentally conscious consumers. The Company is the sole and exclusive owner of a product line of custom blended liquid organic fertilizers under the brand name “GENESIS 89™” that are based on proprietary formulas of trace minerals. The Company plans to capture market share in the organic farming industry by focusing on commercial, individual, and household gardeners, and then growing organically with grassroots marketing. The Company produces premium organic growth supplements for plants that can be applied as a soil amendment and/or foliar spray. The product contains a proprietary blend of trace minerals1, micronutrients2, micro-flora3, and micro-fauna4. When applied, our product stimulates microbial life and releases nutrients into the soil that increase immunity, fight disease, and ultimately enhance plant growth.

Our initial product line has unique proprietary trace mineral formulas designed to benefit different types of plants. In addition to GENESIS 89™, we have uniquely blended our trace minerals in a manner which has significant effect on the Cannabis Plant, we are marketing this product directly to the Cannabis industry under the name “GENESIS 89™ GOLD”.

Using a natural process, minerals are extracted from deep-ocean deposits and combined with additional organic ingredients. The GENESIS 89™ product is a properly balanced, readily available, formula that is shipped as concentrate to the commercial grower. The GENESIS 89™ product is safe and effective for use on all types of plants. The ingredients work together in a symbiotic relationship to provide optimum plant nutrition that both enriches the soil and nourishes the plant. The product contains more than 80 different trace minerals from the periodic table. The proprietary extraction of these minerals provides the GENESIS 89™ product a unique blend of organic trace minerals and boasts the highest concentration of seawater-harvested minerals available on the market.

We are confidently pressing forward as the premier ocean-based mineral plant food on the market.

GENESIS 89™ is completely organic, non-toxic, and is available in concentrate with a convenient ready-to-use liquid formulas suitable for a variety of home gardening needs. It is our vision to supply GENESIS 89™ to everyone from commercial agricultural operations to maintaining everyday houseplants, nourishing fruits, and vegetables, and cultivating vines and hydroponics.

______________

1 Trace minerals are extremely small amounts of minerals, as in .0001%.

2 Micronutrients are small concentrations of nutrients found inside plants and soil in a natural habitat, such as the jungle or forest.

3 Micro-flora is microscopic living plants.

4 Micro-fauna is microscopic living organisms that promote a healthy immune system in plants, much the same way

Results of Operations

Results of Operations for the three months Ended October 31, 2021 and 2020

The following summary of our results of operations should be read in conjunction with our audited financial statements for the three months ended October 31, 2021 and 2020 which are included herein.

Our operating results for the three months ended October 31, 2021 and 2020 are summarized as follows:

	October 31,
	2021	2020
General and administrative	$15,032	$-
Professional fees	$13,400	$-
Other expenses	$94,732,188	$758
Net Loss	$(94,760,620)	$(758)

Operating Revenues

During the three months ended October 31, 2021 and 2020, our company did not record any revenues.

Operating Expenses

Operating expenses for the three months ended October 31, 2021 were $28,432 compared to $0 for the three months ended October 31, 2020. The increase in operating expenses of $28,432 was primarily attributed to an increase in professional and regulatory fees during the period ended October 31, 2021.

Other Expense

Other expenses consisting of interest expense, loss on asset acquisitions, and loss and debt settlements for the three months ending October 31, 2021 was $94,732,188 and $758 for the three months ended October 31, 2020. The increase is primarily the result of the loss on asset acquisition and settlement of debt that occurred during the three months ended October 31, 2021.

Results of Operations for the six months Ended October 31, 2021 and 2020

The following summary of our results of operations should be read in conjunction with our audited financial statements for the six months ended October 31, 2021 and 2020 which are included herein.

Our operating results for the six months ended October 31, 2021 and 2020 are summarized as follows:

	October 31,
	2021	2020
General and administrative	$24,487	$-
Professional fees	$33,400	$-
Interest expense	$94,734,464	$1,527
Net Loss	$(94,792,351)	$(1,527)

Operating Revenues

During the six months ended October 31, 2021 and 2020, our company did not record any revenues.

Operating Expenses

Operating expenses for the six months ended October 31, 2021 was $57,887 compared to $0 for the year ended October 31, 2020. The increase in operating expenses of $57,887 was primarily attributed to an increase in professional and regulatory fees.

Other Expenses

Other expenses consisting of interest expense, loss on asset acquisitions, and loss and debt settlements for the six months ended October 31, 2021 was $94,792,351 and $1,527 for the six months ended October 31, 2021. The increase is primarily the result of the loss on asset acquisition and settlement of debt that occurred during the three months ended October 31, 2021.

Liquidity and Capital Resources

Working Capital

	At	At
	October 31,	April 30,
	2021	2021
Current Assets	$-	$-
Current Liabilities	$232,092	$264,888
Working Capital (deficit)	(232,092)	(264,888)

As of October 31, 2021 and April 30, 2021, we had no cash or assets in the Company.

As of October 31, 2021, we had total liabilities of $232,092 compared with $264,888 as at April 30, 2021. The decrease in total liabilities was attributed to the settlement of debt during the period.

Cash Flows

	Six months Ended October 31, 2021	Six months Ended October 31, 2020
Cash used in Operating Activities	$(52,920)	$(500)
Cash used in Investing Activities	$-	$-
Cash provided by Financing Activities	$52,920	$500
Net Increase in Cash	$-	$-

Cashflow from Operating Activities

During the six months ended October 31, 2021, we used $52,920 of cash for operating activities as compared to $500 during the six months ended October 31, 2020. The increase was primarily attributed to increased professional and regulatory fees.

Cashflow from Financing Activities

During the six months ended October 31, 2021, the Company received $52,920 of financing as compared to $500 during the six months ended October 31, 2020. The increase is due to an increase in debt financing for the period.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $232,092 and has an accumulated deficit of $95,133,239. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of October 31, 2021, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2021, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting, and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended October 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Document Description
3.1(a)	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)

3.1(b)	Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on November 11, 2013).

3.1(c)	Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on June 30, 2021).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)

10.1	Asset Purchase Agreement dated September 29, 2021 by and between Ramon Mabanta and CGS International, Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 29, 2021)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive Data Files

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CGS International, Inc.

Dated: December 10, 2021	/s/ Ramon Mabanta
Ramon Mabanta President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

