Form 10-Q/A
period 2021-10-31
CGS INTERNATIONAL, INC.
filed 2021-12-14
CIK 1552358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment #1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,990,013 common shares issued and outstanding as of December 7, 2021.

EXPLANATORY NOTE:

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended October 31, 2021 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on December 10, 2021, is solely to rectify a mistake on the cover page where the Company inadvertently checked the box as a shell company.

On October 20, 2021, the Company filed a current report on Form 8-K (the “Non-Shell 8-K) with the SEC to include Item 5.06, effectively taking it out of shell status. The Form 10-Q information and disclosure is consistent with the Non-Shell 8-K. This Amendment corrects the mistake on the cover page of the Form 10-Q to properly reflect and disclose that the Company is not a shell company.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on December 10, 2021 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

2

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

3

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CGS International, Inc.

Dated: December 14, 2021	/s/ Ramon Mabanta
Ramon Mabanta President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

4