Form 10-Q
period 2022-01-31
CGS INTERNATIONAL, INC.
filed 2022-03-16
CIK 1552358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-182566

CGS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	32-0378469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 South Roop Street, #100, Carson City, NV 89702

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,990,013 common shares issued and outstanding as of March 10, 2022.

CGS INTERNATIONAL, INC.

QUARTERLY REPORT

2

CGS INTERNATIONAL, INC.

CONDENSED FINANCIAL STATEMENTS

January 31, 2022

Unaudited

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

BALANCE SHEETS

(UNAUDITED)

ASSETS	January 31, 2022	April 30, 2021

Cash	34,690	-
Prepaid expenses	4,866	-
Total assets	39,556	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	31,152	16,048
Due to related parties	68,383	170,080
Notes payable	205,564	78,760
Convertible notes payable, net	1,496	-

Total current liabilities	306,595	264,888

Total liabilities	306,595	264,888

Stockholders' deficit

Preferred shares, $0.001 par value; 76,000,000 shares authorized; 9,029,696 and 0 shares Issued and outstanding as of January 31, 2022 and April 30, 2021 respectively	-	-
Preferred shares, Series A $0.001 par value; 10,000,000 shares authorized; 3,000,000 Issued and outstanding as of January 31, 2022 and April 30, 2021 respectively	3,000	-
Preferred shares, Series B $0.001 par value; 10,000,000 shares authorized; 6,029,696 and 0 shares issued and outstanding as of January 31, 2022 and April 30, 2021 respectively	6,030	-
Preferred shares, Series C $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of January 31, 2022 and April 30, 2021 respectively	-	-
Common shares, $0.001 par value; 300,000,000 shares authorized; 16,990,013 and 190,013 shares issued and outstanding as of January 31, 2022 and April 30, 2021 respectively	16,990	190
Additional paid-in capital	94,875,127	75,810
Accumulated deficit	(95,168,186)	(340,888)
Total stockholders' deficit	(267,039)	(264,888)

Total liabilities and stockholders' deficit	39,556	-

 The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	January 31,		January 31,
	2022	2021	2022	2021

Sales	$-	$-	$-	$-

Operating expenses
General and administrative	18,539	25	43,026	25
Professional fees	12,247	22,500	45,647	22,500
Total operating expenses	30,786	22,525	88,673	22,525

Loss from operations	(30,786)	(22,525)	(88,673)	(22,525)

Other expenses
Interest expense	(4,161)	(1,336)	(109,072)	(2,863)
Loss on asset acquisition	-	-	(30,600,000)	-
Loss on settlement of debt	-	-	(64,029,553)	-
Total other expense	(4,161)	(1,336)	(94,738,625)	(2,863)

Net loss	$(34,947)	$(23,861)	$(94,827,298)	$(25,388)

Net loss per common share: basic and diluted	$(0.00)	$(0.13)	$(3.13)	$(0.13)

Weighted average common shares outstanding - basic and diluted	23,837,826	190,013	30,294,747	190,013

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, April 30, 2021	-	-	-	-	-	-	190,193	190	75,810	(340,888)	(264,888)
Net loss										(31,731)	(31,731)
Balance, July 31, 2021	-	-	-	-	-	-	190,193	190	75,810	(372,619)	(296,619)
Shares issued for settlement of debt	-	-	7,169,696	7,170	-	-	11,100,000	11,100	64,105,180	-	64,123,450
Conversion of preferred stock to common stock	-	-	(1,140,000)	(1,140)	-	-	5,700,000	5,700	(4,560)	-	-
Shares issued for asset acquisition	-	-	-	-	-	-	30,000,000	30,000	30,570,000	-	30,600,000
Beneficial conversion feature of convertible debt	-	-	-	-	-	-	-	-	101,697	-	101,697
Net loss	-	-	-	-	-	-	-	-	-	(94,760,620)	(94,760,620)
Balance, October 31, 2021	-	-	6,029,696	6,030	-	-	46,990,193	46,990	94,848,127	(95,133,239)	(232,092)
Conversion of common stock to preferred stock	3,000,000	3,000	-	-	-	-	(30,000,000)	(30,000)	27,000	-	-
Net loss										(34,947)	(34,947)
Balance, January 31, 2022	3,000,000	3,000	6,029,696	6,030	-	-	16,990,193	16,990	94,875,127	(95,168,186)	(267,039)

Balance, April 30, 2020	-	-	-	-	-	-	190,193	190	75,810	(288,578)	(212,578)
Net Loss										(758)	(758)
Balance, July 31, 2020	-	-	-	-	-	-	190,193	190	75,810	(289,336)	(213,336)
Net Loss										(769)	(769)
Balance, October 31, 2020	-	-	-	-	-	-	190,193	190	75,810	(290,105)	(214,105)
Net Loss										(23,861)	(23,861)
Balance, January 31, 2021	-	-	-	-	-	-	190,193	190	75,810	(313,966)	(237,966)

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	January 31, 2022	January 31, 2021
Cash Flows from Operating Activities
Net loss	$(94,827,298)	$(25,388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on settlement of debt	64,029,553	-
Loss on asset acquisition	30,600,000	-
Amortization of Debt discount	95,393	-
Changes in assets and liabilities
Prepaid expense	(4,866)	-
Accounts payable and accrued liabilities	15,104	138
Net cash used in operating activities	(92,114)	(25,250)

Cash Flows from Investing Activities
Net cash from financing activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable	126,804	25,250
Net cash from financing activities	126,804	25,250

Net increase (decrease) in cash	34,690	-
Cash, beginning of period	-	-
Cash, end of period	$34,690	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of loan payable to convertible notes payable	$101,697	$-
Preferred stock converted into common stock	$1,140	$-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the nine months ended January 31, 2022 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended April 30, 2021, as filed with the SEC.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were $34,690 and $0 in cash and no cash equivalents as of January 31, 2022 and April 30, 2021, respectively.

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

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $267,039 and has an accumulated deficit of $95,168,186. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

4.	Due to Related Party

As of January 31, 2022, the Company has amounts of $68,383 (April 30, 2021 – $170,080) in loans and payment of expenses due to related parties. The amounts owing are unsecured, non-interest bearing, and due on demand. On August 24, 2021 the Company and one related party debt holder entered into an agreement to assign $101,697 of related party loans to a third party.

5.	Notes Payable

Notes payable consist of the following at:

	January 31, 2022	April 30, 2021
Note payable, secured, 10% interest, due on demand	$30,000	$30,000
Note payable, secured, 10% interest, due on demand	500	500
Note payable, secured, 10% interest, due on demand	2,260	2,260
Note payable, secured, 10% interest, due on demand	7,500	7,500
Note payable, secured, 10% interest, due on demand	15,000	15,000
Note payable, secured, 10% interest, due on demand	16,000	16,000
Note payable, secured, 10% interest, due on demand	7,500	7,500
Note payable, secured, 10% interest, due on demand	4,500	-
Note payable, secured, 10% interest, due on demand	9,000	-
Note payable, secured, 10% interest, due on demand	4,000	-
Note payable, secured, 10% interest, due on demand	6,000	-
Note payable, secured, 10% interest, due on demand	5,000	-
Note payable, secured, 10% interest, due on demand	24,420	-
Note payable, secured, 10% interest, due on demand	20,600	-
Note payable, secured, 10% interest, due on demand	53,284	-
Total notes Payable	$205,564	$78,760

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

On June 2, 2021, the Company received $4,500 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rate of 10% and is due within 10 days of demand. The note payable balance as of January 31, 2022 is $4,500. Interest expense on the note was $698 and $0 for the nine months ended January 31, 2022 and 2021, respectively.

On June 3, 2021, the Company received $ 9,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rate of 10% and is due within 10 days of demand. The note payable balance as of January 31, 2022 is $9,000. Interest expense on the note was $1,396 and $0 for the nine months ended January 31, 2022 and 2021, respectively.

On July 8, 2021, the Company received $4,000as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rate of 10% and is due within 10 days of demand. The note payable balance as of January 31, 2022 is $4,000. Interest expense on the note was $620 and $0 for the nine months ended January 31, 2022 and 2021, respectively.

On July 9, 2021, the Company received $6,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rate of 10% and is due within 10 days of demand. The note payable balance as of January 31, 2022 is $6,000. Interest expense on the note was $930 and $0 for the nine months ended January 31, 2022 and 2021, respectively.

On July 21, 2021, the Company received $5,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rate of 10% and is due within 10 days of demand. The note payable balance as of January 31, 2022 is $5,000. Interest expense on the note was $775 and $0 for the nine months ended January 31, 2022 and 2021, respectively.

On October 31, 2021, the Company received $24,420 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rate of 10% and is due within 10 days of demand. The note payable balance as of January 31, 2022 is $24,420. Interest expense on the note was $616 and $0 for the nine months ended January 31, 2022 and 2021, respectively.

On December 31, 2021, the Company received $20,600 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rate of 10% and is due within 10 days of demand. The note payable balance as of January 31, 2022 is $20,600. Interest expense on the note was $175 and $0 for the nine months ended January 31, 2022 and 2021, respectively.

On January 31, 2022, the Company received $53,284 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rate of 10% and is due within 10 days of demand. The note payable balance as of January 31, 2022 is $53,284. Interest expense on the note was $0 and $0 for the nine months ended January 31, 2022 and 2021, respectively.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

6.	Convertible Notes Payable

Convertible Notes payable consist of the following at:

	January 31, 2022	April 30, 2021
Convertible note payable, unsecured, 10% interest, due September 13, 2022, net	$2,800	$-
Convertible note payable, unsecured, 10% interest, due September 13, 2022, net	2,400	-
Convertible note payable, unsecured, 10% interest, due September 13, 2022, net	2,600	-
Total convertible notes	7,800	-
Unamortized discount	(6,304)	-
Convertible notes payable, net	$1,496	$-

On August 24, 2021 the holder of $101,697 of the Company’s related party debt assigned the debt to an unrelated party, who then on September 13, 2021 assigned the debt to six note holders. The debt was then modified to include the term in the notes below

On September 13, 2021,the Company issued a $10,000 10% unsecured convertible note. The note is due on September 13, 2023 and is convertible into shares of the company’s common stock at a price of $.002 per share. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $10,000. On September 14, 2021 $2,800 of the note principal was converted into 1,400,000 shares of the Company’s common stock, valued at $142,800 and recorded a loss on settlement of debt of $1,425,200. On October 5, 2021 $4,400 of the note principal was converted into 2,200,000 shares of the Company’s common stock, valued at $7,656,000, and recorded a loss on settlement of debt of $7,651,600. The convertible note payable balance as of January 31, 2022 is $2,800, and shown net of unamortized debt discount of $2,263. Interest expense on the note was $7,844 and $0, including $7,737 and $0 of amortization of debt discount for the nine months ended January 31, 2022 and 2021, respectively.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

On September 13, 2021,the Company issued a $10,000 10% unsecured convertible note. The note is due on September 13, 2023 and is convertible into shares of the company’s common stock at a price of $.002 per share. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $10,000. On September 22, 2021 $3,200 of the note principal was converted into 1,600,000 shares of the Company’s common stock valued at $1,632,000, and recorded a loss on settlement of debt of $1,628,800. On October 5, 2021 $4,400 of the note principal was converted into 2,200,000 shares of the Company’s common stock valued at 7,656,000, and recorded a loss on settlement of debt of $7,651,600. The convertible note payable balance as of January 31, 2022 is $2,400, and shown net of unamortized debt discount of $1,940. Interest expense on the note was $8,152 and $0, including $8,060 and $0 of amortization of debt discount for the nine months ended January 31, 2022 and 2021, respectively.

On September 13, 2021,the Company issued a $10,000 10% unsecured convertible note. The note is due on September 13, 2023 and is convertible into shares of the company’s common stock at a price of $.002 per share. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $10,000. On September 24, 2021 $3,000 of the note principal was converted into 1,500,000 shares of the Company’s common stock valued at $1,530,000, and recorded a loss on settlement of debt of $1,527,000. On October 5, 2021 $4,400 of the note principal was converted into 2,200,000 shares of the Company’s common stock valued at 7,656,000, and recorded a loss on settlement of debt of $7,651,600. The convertible note payable balance as of January 31, 2022 is $2,600, and is shown net of unamortized debt discount of $2,101 . Interest expense on the note was $7,999 and $0, including $7,899 and $0 of amortization of debt discount for the nine months ended January 31, 2022 and 2021, respectively.

On September 13, 2021,the Company issued a $23,898 10% unsecured convertible note. The note was due on September 13, 2022 and was convertible into shares of the company’s series B preferred stock at a price of $.001 per share. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $23,898. On September 14, 2021 the full amount of $23,898 was converted into 2,389,898 shares of the Company’s series B preferred stock, valued at $12,188,479, and recorded a loss on settlement of debt of $12,164,581. The convertible note payable balance as of January 31, 2022 is $0. Interest expense on the note was $23,898 and $0, including $23,898 and $0 of amortization of debt discount for the nine months ended January 31, 2022 and 2021, respectively.

On September 13, 2021,the Company issued a $23,898 10% unsecured convertible note. The note was due on September 13, 2022 and was convertible into shares of the company’s series B preferred stock at a price of $.001 per share. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $23,899. On September 14, 2021 the full amount of $23,899 was converted into 2,389,899 shares of the Company’s series B preferred stock, valued at $12,188,485, and recorded a loss on settlement of debt of $12,164,586. The convertible note payable balance as of January 31, 2022 is $0. Interest expense on the note was $23,899 and $0, including $23,898 and $0 of amortization of debt discount for the nine months ended January 31, 2022 and 2021, respectively.

On September 13, 2021,the Company issued a $23,898 10% unsecured convertible note. The note was due on September 13, 2022 and was convertible into shares of the company’s series B preferred stock at a price of $.001 per share. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $23,899. On September 14, 2021 the full amount of $23,899 was converted into 2,389,899 shares of the Company’s series B preferred stock, valued at $12,188,485, and recorded a loss on settlement of debt of $12,164,586. The convertible note payable balance as of January 31, 2022is $0. Interest expense on the note was $23,899 and $0, including $23,898 and $0 of amortization of debt discount for the six months ended January 31, 2022 and 2021, respectively.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

7.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 300,000,000 common shares and 76,000,000 preferred shares of stock, respectively.

On September 13, 2021, the Company designated a class of preferred stock, the “Series A Preferred Stock,” consisting of ten million 10,000,000shares, par value $0.001.

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

As of January 31, 2022, and April 30, 2021 the Company had 16,990,013 and 190,013 shares of common shares issued and outstanding, respectively.

As of January 31, 2022, and April 30, 2021 the Company had 3,000,000 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

As of January 31, 2022, and April 30, 2021 the Company had 6,029,696 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

As of January 31, 2022, and April 30, 2021 the Company had 0 and 0 shares of Series C Preferred Stock issued and outstanding, respectively.

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

On September 27, 2021 a Preferred Series B stockholder converted 380,000 shares of Preferred Series B Stock into 1,900,000 shares of the Company’s common stock.

On September 27, 2021 a Preferred Series B stockholder converted 380,000 shares of Preferred Series B Stock into 1,900,000 shares of the Company’s common stock.

On September 29, 2021 the Company issued 30,000,000 shares of common stock valued at $30,600,000 or $1.02 per share per an asset purchase agreement. The value of the purchased assets was unidentifiable and the value of the shares were recorded as a loss on asset acquisition.

On September 27, 2021 a Preferred Series B stockholder converted 380,000 shares of Preferred Series B Stock into 1,900,000 shares of the Company’s common stock.

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

8.	Subsequent Events

On March 1, 2022, the Company issued 5,000,000 shares of common stock to its Chief Executive Officer for services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described in our Form 8-K dated January 20, 2021, filed with the Securities and Exchange Commission (the “SEC”) on the same date, as well as our other SEC filings, as applicable, which factors are incorporated by reference herein. We operate in an evolving environment, new risk factors and uncertainties emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

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

On January 23, 2017, the Company closed on an Asset Acquisition Agreement (the “Original Agreement”) with Thomas Li, an individual and Nathan Xian, an individual (collectively Mr. Li and Mr. Xian are refereed to hereinafter as the “Inventors”). The Company purchased those assets owned by Inventors relating to Inventor’s development, sales, marketing, and distribution of Unmanned Ariel Vehicles (“UAV” or “Drones”) including but not limited to patents, trademarks, know-how, trade secrets, supply lists and other assets and intellectual property of any kind, relating directly or indirectly to the manufacturing, sales, and distribution of the Drones (the “Acquired Assets”). The Company was to acquire one hundred percent (100%) of the Acquired Assets in exchange for the issuance of an aggregate of 60,000,000 restricted shares of the Company’s common stock (“TACC Shares”) to the Inventors (the “Purchase Price”).

Additionally, pursuant to the terms and conditions of the Original Agreement, the following changes to the Management of the Company occurred:

•	As of January 23, 2017, Francisco Ariel Acosta resigned from all positions with the Company, including but not limited to those of President, Chief Executive Officer, Secretary and Director.

•	As of January 23, 20017, Thomas Li was appointed a member of the Company’s Board of Directors and as the Company’s President, Chief Executive Officer.

•	As of January 23, 20017, Nathan Xian was appointed a member of the Company’s Board of Directors and Chief Financial Officer and Secretary.

On January 4, 2017, the Company changed its name from Line Up Advertisement, Inc. to Tactical Services, Inc. to reflect the new business direction of the Company.

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

The resolutions of our Board of Directors approving the above-described reverse stock split and name change are subject to the prior approval by the Financial Industry Regulatory Authority (FINRA). In anticipation of submitting to FINRA, on June 7, 2021, we filed with the Nevada Secretary of State (i) a Certificate of Change Pursuant to NRS 78.209 reflecting the reverse stock split and (ii) a Certificate for Reinstatement via which we also filed an Application for Reinstatement or Revival form changing our name to CGS International, Inc., thereby effectively amending our Articles of Incorporation.

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

On January 11, 2021 (the “Closing Date”), CGS International, Inc. (the “Company”) and Ramon Mabanta, an individual (d.b.a. World Agri Minerals) (“WAM”) entered into a Bill of Sale and Assignment Agreement effectuating the Closing that certain Asset Purchase Agreement (the “Purchase Agreement”) by and among the Company and WAM, pursuant to which the Company acquired all the assets of WAM, (the “Acquisition”). The aggregate purchase price for the assets of WAM is 30,000,000 restricted shares (the “Shares”) of the Company’s common stock (the “Purchase Price”) which were paid upon the closing of the Purchase Agreement. Each of Company and WAM have made customary representations, warranties, covenants, and indemnities in connection with the Acquisition.

A description of the specific terms and conditions of the acquisition are set forth in the Purchase Agreement, which was originally disclosed on Form 8-K filed with the Commission on September 29, 2021, as Exhibit 10.01 and the Bill of Sale and Assignment Agreement which was originally disclosed on Form 8-K filed with the Commission on January 11, 2021, as Exhibit 10.01, both of which are incorporated herein by reference.

On November 23, 2021, the Company received certified documents from the Government of the Philippines confirming the formation on November 19, 2021, of our wholly owned subsidiary, World Agri Minerals Inc. We anticipate that the majority of our ongoing operations will be conducted by and through World Agri Minerals Inc. on a going forward basis.

On December 20, 2021, the “Company ratified and appointed Mr. Virgilio Acuna to serve as the Independent Chairman of the Company’s Board of Directors until the next annual meeting of the Corporation or until his respective successor is duly appointed. The Board has also determined that Mr. Acuna is an “independent director” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc.

Results of Operations

Results of Operations for the three months Ended January 31, 2022 and 2021

The following summary of our results of operations should be read in conjunction with our audited financial statements for the three months ended January 31, 2022 and 2021 which are included herein.

Our operating results for the three months ended January 31, 2022 and 2021 are summarized as follows:

	January 31,
	2022	2021
General and administrative	$18,539	$25
Professional fees	$12,247	$22,500
Other expenses	$(4,161)	$(1,336)
Net Loss	$(34,947)	$(23,861)

Operating Revenues

During the three months ended January 31, 2022 and 2021, our company did not record any revenues.

Operating Expenses

Operating expenses for the three months ended January 31, 2022 were $30,786 compared to $22,525 for the three months ended January 31, 2021. The increase in operating expenses of $8,261 was primarily attributed to an increase in professional and regulatory fees during the period ended January 31, 2021.

Other Expense

Other expenses consisting of interest expense for the three months ending January 31, 2022 was $4,161 and $1,336 for the three months ended January 31, 2021. The imcrease is primarily the result of additional debt incurred during the nine months ended January 31, 2022 .

Results of Operations for the nine months Ended January 31, 2022 and 2021

The following summary of our results of operations should be read in conjunction with our audited financial statements for the six months ended January 31, 2022 and 2021 which are included herein.

Our operating results for the nine months ended January 31, 2022 and 2021 are summarized as follows:

	January 31,
	2022	2021
General and administrative	$88,673	$22,525
Professional fees	$45,647	$22,500
Interest expense	$94,734,464	$(94,738,625)
Net Loss	$(94,792,351)	$(94,827,298)

Operating Revenues

During the six months ended January 31, 2022 and 2021, our company did not record any revenues.

Operating Expenses

Operating expenses for the nine months ended January 31, 2022 was $88,673 compared to $25,525 for the year ended January 31, 2021. The increase in operating expenses of $66,148 was primarily attributed to an increase in professional and regulatory fees.

Other Expenses

Other expenses consisting of interest expense, loss on asset acquisitions, and loss and debt settlements for the nine months ended January 31, 2022 was $94,738,625 and $2,863 for the nine months ended January 31, 2021. The increase is primarily the result of the loss on asset acquisition and settlement of debt that occurred during the nine months ended January 31, 2022.

Liquidity and Capital Resources

Working Capital

	January 31,
	2022	2021
Current Assets	$39,556	$-
Current Liabilities	$306,595	$264,888
Working Capital (deficit)	(267,093)	(264,888)

As of January 31, 2022 and April 30, 2021, we had current assets of $39,556 and $0 cash, respectively, consisting of cash and prepaid assets .

As of January 31, 2021, we had total liabilities of $306,595 compared with $264,888 as of April 30, 2021. The decrease in total liabilities was attributed to the settlement of debt during the period.

Cash Flows

	Nine months Ended January 31, 2022	Nine months Ended January 31, 2021
Cash used in Operating Activities	$(92,114)	$(25,250)
Cash used in Investing Activities	$-	$-
Cash provided by Financing Activities	$126,804	$25,250
Net Increase in Cash	$34,690	$-

Cashflow from Operating Activities

During the nine months ended January 31, 2022, we used $92,114 of cash for operating activities as compared to $25,250 during the nin months ended January 31, 2021. The increase was primarily attributed to increased professional and regulatory fees.

Cashflow from Financing Activities

During the nine months ended January 31, 2022, the Company received $126,804 of financing as compared to $25,250 during the nine months ended January 31, 2021. The increase is due to an increase in debt financing for the period.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $267,039 and has an accumulated deficit of $95,168,186. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of January 31, 2022, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2022, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended January 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Document Description
3.1(a)	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)

3.1(b)	Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on November 12, 2013).

3.1(c)	Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on June 30, 2021).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive Data Files

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CGS International, Inc.

Dated: March 16, 2022	/s/ Ramon Mabanta
Ramon Mabanta President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

