Form 10-K
period 2022-04-30
CGS INTERNATIONAL, INC.
filed 2022-08-15
CIK 1552358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to____________

Commission File Number: 333-182566

CGS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	32-0378469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 South Room Street, #100 Carson City, NV 89702

(Address of principal executive offices) (Zip Code)

+63 28 4412 083

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Smaller Reporting Company	☒
Accelerated Filer	☐	Non-accelerated Filer	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 27, 2022, the aggregate market value of shares held by non-affiliates of the registrant (computed by reference to the price at which the common equity was last sold) was approximately $3,472,152.

As of July 27, 2022, the registrant had 36,690,013 shares of common stock issued and outstanding.

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

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks in the section entitled “Risk Factors” below that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as those discussed elsewhere in this Form 10-K.

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

As used in this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars and, unless otherwise indicated, references to “we,” “our,” “us,” the “Company,” “CGSI” or the “Registrant” refer to CGS International, Inc., a Nevada corporation.

ITEM 1: BUSINESS

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

On June 1, 2021, our Board of Directors approved a reverse stock split of our issued and authorized shares of common stock on the basis of 400 old shares for one (1) new share. When completed, our issued and outstanding capital decreased from 76,000,000 shares of common stock to 190,000 shares of common stock. The $0.001 par value of our common shares remained unchanged. Also on June 1, 2021, our board of directors approved changing our corporate name from Tactical Services, Inc. to CGS International, Inc. On June 7, 2021, we filed a Certificate of Change Pursuant to NRS 78.209 reflecting the reverse stock split and, as part of the Certificate for Reinstatement, we filed an Application for Reinstatement or Revival form changing our name to CGS International, Inc., thereby effectively amending our Articles of Incorporation.

On September 29, 2021, CGS International, Inc. (the “Company”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Ramon Mabanta, an individual (d.b.a. World Agri Minerals) (“WAM”), pursuant to which Company would eventually acquire all the assets of WAM. WAM operates as a sole-proprietorship whose operations focus on pursuing the formulation, manufacturing, sales, marketing distribution of its premiere commercial agriproduct GENESIS 89™ and GENESIS 89™ Gold, which is a unique formulation and packaging of a commercial agriproduct using a natural processes whereby minerals are extracted from deep-ocean deposits and combined with additional organic ingredients resulting in the GENESIS 89™ and GENESIS 89™ Gold being: (i) properly balanced, readily bioavailable, formulas that are shipped as concentrate to commercial growers; (ii) ready-to-use products for the both the amateur and commercial retail market; and, (iii) Genesis 89™ Gold is being blended specifically for use and deployment in the cannabis industry. GENESIS 89™ and GENESIS 89™ Gold provide assurance and insurance to the end-user that crops do not require conventional pesticides, producing an eco-friendlier organic product for the consumer. The aggregate purchase price for the assets of WAM is 30,000,000 restricted shares (the “Shares”) of the Company’s common stock (the “Purchase Price”) which shall be paid upon Closing of the Purchase Agreement. Each of Company and WAM have made customary representations, warranties, covenants, and indemnities in connection with the Acquisition. The closing of the Purchase Agreement shall occur once WAM provides the Company a bill of sale and assignment agreement relating to the sale and transfer of 100% of the assets contemplated by the Purchase Agreement and the Company provides WAM the Purchase Price (the “Closing”).

On October 11, 2021 (the “Closing Date”), CGS International, Inc. (the “Company”) and Ramon Mabanta, an individual (d.b.a. World Agri Minerals) (“WAM”) entered into a Bill of Sale and Assignment Agreement effectuating the Closing that certain Asset Purchase Agreement (the “Purchase Agreement”) by and among the Company and WAM, pursuant to which the Company acquired all the assets of WAM, (the “Acquisition”). WAM operates as a sole-proprietorship whose operations focus on pursuing the formulation, manufacturing, sales, marketing distribution of its premiere commercial agriproduct GENESIS 89™ and GENESIS 89™ Gold, which is a unique formulation and packaging of a commercial agriproduct using a natural processes whereby minerals are extracted from deep-ocean deposits and combined with additional organic ingredients resulting in the GENESIS 89™ and GENESIS 89™ Gold being: (i) properly balanced, readily bioavailable, formulas that are shipped as concentrate to commercial growers; (ii) ready-to-use products for the both the amateur and commercial retail market; and, (iii) Genesis 89™ Gold is being blended specifically for use and deployment in the cannabis industry. GENESIS 89™ and GENESIS 89™ Gold provide assurance and insurance to the end-user that crops do not require conventional pesticides, producing an eco-friendlier organic product for the consumer. The aggregate purchase price for the assets of WAM is 30,000,000 restricted shares (the “Shares”) of the Company’s common stock (the “Purchase Price”) which were paid upon the closing of the Purchase Agreement. Each of Company and WAM have made customary representations, warranties, covenants, and indemnities in connection with the Acquisition.

A description of the specific terms and conditions of the acquisition are set forth in the Purchase Agreement, which was originally disclosed on Form 8-K filed with the Commission on September 29, 2021, as Exhibit 10.01 and the Bill of Sale and Assignment Agreement which was originally disclosed on Form 8-K filed with the Commission on October 12, 2021, as Exhibit 10.01, both of which are incorporated herein by reference.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Pink Sheets OTC Electronic Market under the symbol “CGSI.” The following table shows the high and low bid prices for our common stock for each quarter since April 30, 2021 as reported by the either the OTC Bulletin Board or the Pink Sheets OTC Electronic Market. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2022 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.092	$0.005
Second quarter	4.12	0.006
Third quarter	26.00	1.35
Fourth quarter	4.98	0.245

2021 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.01	$0.003
Second quarter	0.006	0.003
Third quarter	0.009	0.004
Fourth quarter	0.07	0.001

Approximate Number of Holders of Common Stock

As of July 27, 2022 there were approximately four (4) record holders of the Company’s common stock.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been declared or paid with respect to our common stock and no dividends are anticipated to be paid in the foreseeable future. Any future decisions as to the payment of dividends will be at the discretion of our Board of Directors, subject to applicable law.

Recent Sales by the Company of Unregistered Securities

None.

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

This annual report contains forward looking statements relating to our Company’s future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words “expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should” and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward-looking statement.

Results of Operations for the Years Ended April 30, 2022 and 2021

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2022 and 2021 which are included herein.

Our operating results for the years ended April 30, 2022 and 2021 are summarized as follows:

	Year Ended
	April 30,
	2022	2021
General and administrative	$76,761	$1,625
Professional fees	$17,546,486	$46,000
Other expenses	$95,330,565	$4,685
Net Loss	$112,953,812	$52,310

Operating Revenues

During the years ended April 30, 2022 and 2021, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the year ended April 30, 2022 were $17,523,247 compared to $47,625 for the year ended April 30, 2021. The increase in operating expenses was primarily attributed to an increase of $17,500,486 in professional fees due to an increase in stock based compensation, in addition to an increase of $75,136 in office and general expenditures due to higher filing needs.

Other Income and Net Loss

Other income consisting of interest expense, loss on acquisition, and loss on settlement of debt for the year ended April 30, 2022 was $95,330,565 and $4,685 for the previous year ended in April 30, 2021. The increase is the result of shares issued to convert notes payable and to acquire assets.

Liquidity and Capital Resources

Working Capital

	At	At
	April 30	April 30,
	2022	2021
Current Assets	$26,961	$-
Current Liabilities	$450,233	$264,888
Working Capital (deficit)	$(423,272)	(264,888)

As of April 30, 2022 and 2021, we had current assets consisting of cash and prepaid expenses of $26,961 and $0, respectively.

As of April 30, 2022, we had total liabilities of $450,233 compared with $264,888 as of April 30, 2021. The increase in total liabilities was attributed to additional funding through the issuance of notes payable to support our ongoing operating activities.

Cash Flows

	Year Ended	Year Ended
	April 30,	April 30,
	2022	2021
Cash used in Operating Activities	$(171,224)	$(48,760)
Cash used in Investing Activities	$(65,730)	$-
Cash provided by Financing Activities	$263,489	$48,760
Net Increase (Decrease) in Cash	$26,535	$-

Cashflow from Operating Activities

During the year ended April 30, 2022, we used $171,244 of cash for operating activities as compared to $48,760 during the year ended April 30, 2021. The increase in cash used was primarily the result of increased operations.

Cashflow from Investing Activities

During the year ended April 30, 2022, the Company used $65,730 in investing activities as compared to $0 during the year ended April 30, 2021. The increase in cash used in investing activities was the result of cash payments made for the purchase of fixed and other assets.

Cashflow from Financing Activities

During the year ended April 30, 2022, the Company received $263,489 from financing activities as compared to $48,760 during the year ended April 30, 2021. Cash used in investing activities was primarily form the issuance of notes payable during the year.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $112,953,812 and has an accumulated deficit of $113,294,700. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

None.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of April 30, 2022 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2022, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of April 30, 2022, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of April 30, 2022, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

(i) Lack of Formal Policies and Procedures. The Company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

(ii) Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period ended April 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors serve until their respective successors are elected and qualified. Our sole officer has been elected by the Board of Directors to a term of one (1) year and serves until her successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Ramon Mabanta	64	President, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Directors receive no compensation for serving on the Board of Directors

Background of officers and Directors

Mr. Ramon Mabanta: For the past 5 years, Mr. Mabanta has been the sole proprietor of his organic plant enhancers business, doing business under the name of World Agri Minerals Ltd. (“WAGL”). Prior to WAGL, Mr. Mabanta was the operating partner of an Organic AGRI enhancer business based in Australia. Mr. Mabanta has many years of experience in the agri business as well as his decades of business experience in both private and public companies. Mr. Mabanta has held the positions of officer and director of several publicly listed and trading companies on registered securities exchanges in North America. His participation included advisory, management, as well as capital financings for these companies. Mr. Mabanta is not currently serving as an officer or director of any publicly listed company, either in the United States or Internationally.

Mr. Mabanta is not a director of any other reporting company.

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

Section 16(a) of the Securities Exchange Act of 1934

Our officers, directors, and beneficial owners of more than 10% of our common stock are not required to file statements of beneficial ownership on SEC Forms 3, 4 and 5 pursuant to Section 16(a) of the Securities Exchange Act of 1934.

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

Director Nominations

As of April 30, 2022, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role on Risk Oversight

Mr. Mabanta currently serves as our principal executive officer and sole director. We determined this leadership structure was appropriate for us due to our small size and limited operations and resources. The Board of Directors will continue to evaluate our leadership structure and modify as appropriate based on the size, resources, and operations of the Company. It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our current Executive Officers for the fiscal years ended April 30, 2022 and 2021.

SUMMARY COMPENSATION TABLE

Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Ramon Mabanta	2022	-0-	-0-	17,450,000	-0-	-0-	-0-	-0-	17,450,000
CEO and Director	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company. We currently have no compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as July 27, 2022, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of July 27, 2022, there were 36,690,013 shares of common stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class%(2)
Ramon Mabanta(1) 3E Amery St N. N. Fairview Subdivision 1121 Quezon City Philippines	5,000,000	21.1%
Directors and Executive Officers as a Group	5,000,000	21.1%

(1)	Ramon Mabanta is the Company’s current CEO and member of the Company’s Board of Directors.

(2)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July ___, 2022.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

As of April 30, 2022, the Company has received $249,340 (April 30, 2021 – $249,340) in loans and payment of expenses from related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

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

Director Independence

During the fiscal year ended April 30, 2022, we had no independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; © the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Boyle CPA, LLC, Prager Metis CPAs, LLC for the fiscal periods shown.

	April 30, 2022	April 30, 2021
Audit Fees	$6,000	$6,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$6,000	$6,000

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

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Document Description
3.1(a)	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)
3.1(b)	Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on November 12, 2013).
3.1(c)	Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on June 30, 2021).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on July 06, 2012)
16.1	Letter to Securities and Exchange Commission from Prager Metis, LLC dated June 29, 2021 (incorporated by reference from our Current Report on Form 8-K filed on June 30, 2021).
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer **
101. INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

** Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CGS International, Inc.

Signatures	Title(s)	Date

/s/ Ramon Mabanta	President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Ramon Mabanta		August 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Ramon Mabanta	President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Ramon Mabanta		August 15, 2022

INDEX TO THE AUDITED FINANCIAL STATEMENTS

Years Ended April 30, 2022 and 2021

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of CGS International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CGS International, Inc. (the “Company”) as of April 30, 2022 and 2021, the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended April 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a working capital deficit and an accumulated deficit at April 30, 2022.  These factors raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 3. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Stock Issued for Services, Debt Settlement and Acquisition

As discussed in Note 9 to the financial statements, during the year ended April 30, 2022 the Company converted a total of $96,497 of debt into 7,169,696 shares of Series B preferred stock, 11,100,000 shares of Common stock, and 1,300,000 shares of Common stock payable.  The value of the preferred and common shares issued and to be issued was $64,708,450.  As such, the Company recognized a loss of $64,611,953 on the debt conversions.  The Company valued the common shares issued at the fair value on OTC markets and the preferred shares at the if-converted value on OTC markets.

During the year ended April 30, 2022, the Company issued 5,000,000 shares of common stock valued at $17,450,000 for services to the Company’s Chief Executive Officer.  As discussed in Notes 2 and 9 to the financial statements, the Company measures and recognizes compensation expense for all share-based payment awards based on the estimated fair values.  The Company valued the shares issued to its’ Chief Executive Officer at the fair value on OTC markets on the date the issuance was approved by the Company’s Board of Directors.

As discussed in Note 9 to the financial statements, during the year ended April 30, 2022  the Company issued 30,000,000 shares of Common stock in connection with an asset purchase agreement.  The shares were valued at the $30,600,000 or $1.02 per share.  The Company valued the common shares issued at the fair value on OTC markets .  The value of the purchased assets was not identifiable, and the value of the shares were recorded as a loss on asset acquisition.

 Our audit procedures to evaluate the appropriateness and accuracy of the accounting and fair value determined by management included reviewing the minutes, agreements and selected documentation supporting the issuances as well as recomputing the valuations made by Management by examining the prices from third party sources.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2021

Red Bank, NJ

August 15, 2022

331 Newman Springs Road Building 1, 4th Floor, Suite 143 Red Bank, NJ 07701	P (732) 822-4427 F (732) 510-0665

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

BALANCE SHEETS

(AUDITED)

	April 30, 2022	April 30, 2021
ASSETS

Cash	$26,535	$-
Prepaid expenses	426	-
Total current assets	26,961	-

Deposit on asset purchase	40,038	-
Fixed assets, net	24,681	-

Total assets	$91,680	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$37,970	$16,048
Due to related parties	78,260	170,080
Notes payable	332,372	78,760
Convertible notes payable, net	1,631	-

Total current liabilities	450,233	264,888

Total liabilities	450,233	264,888

Stockholders' deficit

Preferred shares, $0.001 par value; 76,000,000 shares authorized; 8,689,696 and 0 shares Issued and outstanding as of April 30, 2022 and 2021, respectively	-	-

Preferred shares, Series A $0.001 par value; 10,000,000 shares authorized; 3,000,000 and 0 Issued and outstanding as of April 30, 2022 and 2021, respectively	3,000	-

Preferred shares, Series B $0.001 par value; 10,000,000 shares authorized; 5,689,696 and 0 shares issued and outstanding as of April 30, 2022 and 2021, respectively	5,690	-

Preferred shares, Series C $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of April 30, 2022 and 2021, respectively	-	-

Common shares, $0.001 par value; 300,000,000 shares authorized; 23,690,013 and 190,013 shares issued and outstanding as of April 30, 2022 and 2021, respectively	23,690	190
Stock payable	585,000	-
Additional paid-in capital	112,318,767	75,810
Accumulated deficit	(113,294,700)	(340,888)
Total stockholders' deficit	(358,553)	(264,888)

Total liabilities and stockholders' deficit	$91,680	$-

The accompanying notes are an integral part of these audited financial statements

CGS INTERNATIONAL, INC.

 (formerly Tactical Services Inc.)

 STATEMENTS OF OPERATIONS

 (AUDITED)

	For the years ended
	April, 30
	2022	2021

Sales	$-	$-

Operating expenses
General and administrative	76,761	1,625
Professional fees	17,546,486	46,000
Total operating expenses	17,623,247	47,625

Loss from operations	(17,623,247)	(47,625)

Other expenses
Interest expense	(118,612)	(4,685)
Loss on asset acquisition	(30,600,000)	-
Loss on settlement of debt	(64,611,953)	-
Total other expense	(95,330,565)	(4,685)

Net loss	$(112,953,812)	$(52,310)

Net loss per common share: basic and diluted	$(4.06)	$(0.00)

Weighted average common shares outstanding - basic and diluted	27,818,519	76,000,000

The accompanying notes are an integral part of these audited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

STATEMENTS OF STOCKHOLDERS' DEFICT

(AUDITED)

										Additional		Total
	Preferred A Stock		Preferred B Stock		Stock		Common Stock		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit
Balance, April 30, 2020	-	-	-	-	-	-	190,013	190	-	75,810	(288,578)	(212,578)
Net Loss											(52,310)	(52,310)
Balance, April 30, 2021	-	-	-	-	-	-	190,013	190	-	75,810	(340,888)	(264,888)
Shares issued for services	-	-	-	-	-	-	5,000,000	5,000	-	17,445,000	-	17,450,000
Shares issued for settlement of debt	-	-	7,169,696	7,170	-	-	11,100,000	11,100	585,000	64,105,180	-	64,708,450
Conversion of preferred stock to common stock	-	-	(1,480,000)	(1,480)	-	-	7,400,000	7,400	-	(5,920)	-	-
Shares issued for asset acquisition	-	-	-	-	-	-	30,000,000	30,000	-	30,570,000	-	30,600,000
Beneficial conversion feature of convertible debt	-	-	-	-	-	-	-	-	-	101,697	-	101,697
Conversion of common stock to preferred stock	3,000,000	3,000	-	-	-	-	(30,000,000)	(30,000)	-	27,000	-	-
Net loss											(112,953,812)	(112,953,812)
Balance, April 30, 2022	3,000,000	3,000	5,689,696	5,690	-	-	23,690,013	23,690	585,000	112,318,767	(113,294,700)	(358,553)

The accompanying notes are an integral part of these audited financial statements

CGS INTERNATIONAL, INC.

 (formerly Tactical Services Inc.)

 STATEMENTS OF CASH FLOWS

 (AUDITED)

	For the years ended
	April 30, 2022	April 30, 2021
Cash Flows from Operating Activities
Net loss	$(112,953,812)	$(52,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of debt	64,611,953	-
Loss on asset acquisition	30,600,000	-
Amortization of debt discount	98,128	-
Common stock and warrants issued for services	17,450,000	-
Depreciation	1,011	-
Changes in assets and liabilities
Prepaid expense	(426)	-
Accounts payable and accrued liabilities	21,922	3,550
Net cash used in operating activities	(171,224)	(48,760)

Cash Flows from Investing Activities
Fixed assets	(25,692)	-
Agrarian Organics asset purchase	(40,038)	-
Net cash used in investing activities	(65,730)	-

Cash Flows from Financing Activities
Proceeds from notes payable	254,650	48,760
Repayment of notes payable	(1,038)	-
Proceeds from related party debt	9,877	-
Net cash provided by financing activities	263,489	48,760

Net increase (decrease) in cash	26,535	-
Cash, beginning of period	-	-
Cash, end of period	$26,535	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of due to related party to convertible notes payable	$101,697	$-
Shares issued in conversion of note payable	$96,497	$-
Preferred stock converted into common stock	$1,480	$-

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

Notes to the Financial Statements

1. Nature of Operations and Continuance of Business

CGS International, Inc. (formerly Tactical Services Inc.) was incorporated in the State of Nevada as a for-profit Company on April 17, 2012.

2. Summary of Significant Accounting Policies

a) Basis of Presentation

The accompanying audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

COVID-19 Pandemic - In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the Unites States, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The COVID-19 Pandemic poses a threat to the health and economic wellbeing of our employees, customers and vendors. Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company financially; however, management cannot presently predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flows

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were $26,535 and $0 in cash and no cash equivalents as of April 30, 2022 and 2021, respectively.

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

e) Revenue Recognition

The Company recognizes revenue from its contracts with customers in accordance with ASC 606 – Revenue from Contracts with Customers. The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

Revenue related to contracts with customers is evaluated utilizing the following steps: (i) Identify the contract, or contracts, with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; (v) Recognize revenue when the Company satisfies a performance obligation. The Company had no revenues in the years ended April 30, 2022 and 2021.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

f) Income Taxes

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

g) Financial Instruments

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

h) Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset, beginning when the asset is available and ready for use. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. For the years ended April 30, 2022 and 2021, depreciation and amortization expense totaled $1,011 and $0, respectively.

i) Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of April 30, 2022 and 2021 no impairment losses have been recognized.

j) Stock-Based Compensation

The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

k) Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

3. Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $423,272 and has an accumulated deficit of $113,294,700. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

4. Deposit on asset purchase

On February 24th, 2022 the Company entered into a definitive agreement to purchase all the assets of Agrarian Organics UK Limited for £60,000 GBP. The sale does not close until payment has been made in full. As of April 30, 2022, the Company had made payments of $40,038 which have been recorded as deposit on asset purchase on the Consolidated Balance Sheet. At April 30, 2022, $36,113 was due in order to close the acquisition

5. Due to Related Party

As of April, 2022, the Company has amounts of $78,260 (April 30, 2021 – $170,080) in advances and payment of expenses due to related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

On August 24, 2021, $101,697 of the advances were assigned to a third party ( See note 6).

6. Notes Payable

Notes payable consist of the following at:

	April 30, 2022	April 30, 2021
Note payable, unsecured, 10% interest, due on demand	$30,000	$30,000
Note payable, unsecured, 10% interest, due on demand	500	500
Note payable, unsecured, 10% interest, due on demand	2,260	2,260
Note payable, unsecured, 10% interest, due on demand	7,500	7,500
Note payable, unsecured, 10% interest, due on demand	15,000	15,000
Note payable, unsecured, 10% interest, due on demand	16,000	16,000
Note payable, unsecured, 10% interest, due on demand	7,500	7,500
Note payable, unsecured, 10% interest, due on demand	4,500	-
Note payable, unsecured, 10% interest, due on demand	9,000	-
Note payable, unsecured, 10% interest, due on demand	4,000	-
Note payable, unsecured, 10% interest, due on demand	6,000	-
Note payable, unsecured, 10% interest, due on demand	5,000	-
Note payable, unsecured, 10% interest, due on demand	24,420	-
Note payable, unsecured, 10% interest, due on demand	20,600	-
Note payable, unsecured, 10% interest, due on demand	53,284	-
Note payable, unsecured, 10% interest, due on demand	60,000	-
Note payable, unsecured, 9% interest, due January 25, 2026	11,808	-
Note payable, unsecured, 10% interest, due on demand	25,000	-
Note payable, unsecured, 10% interest, due on demand	21,000	-
Note payable, unsecured, 10% interest, due on demand	9,000	-
Total notes Payable	$332,372	$78,760

On February 8, 2019, the Company issued a $30,000 note payable to a non related party. The note is unsecured bears interest at 10% per annum, and is due on demand. Note Payable balance as of January 31, 2020 is $30,000 Interest expense on the note was $3,025 and $3,000 for the years ended April 30, 2022 and 2021, respectively.

On July 14, 2020, the Company issued a $500 note payable to a non related party. The note is unsecured bears interest at 10% per annum, and is due on demand. Note Payable balance as of January 31, 2020 is $500. Interest expense on the note was $50 and $40 for the years ended April 30, 2022 and 2021, respectively.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

On November 4, 2020, the Company received $15,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand. Note Payable balance as of January 31, 2021 is $15,000. Interest expense on the note was $1,500 and $727 for the years ended April 30, 2022 and 2021, respectively.

On November 10, 2020, the Company received $2,250 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand. Note Payable balance as of January 31, 2021 is $2,250. Interest expense on the note was $225 and $105 for the years ended April 30, 2022 and 2021, respectively.

On November 17, 2020, the Company received $7,500 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand. Note Payable balance as of January 31, 2021 is $7,500. Interest expense on the note was $750 and $337 for the years ended April 30, 2022 and 2021, respectively.

On February 15, 2021, the Company received $16,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand. Note Payable balance as of January 31, 2021 is $7,500 Interest expense on the note was $1,600 and $324 for the years ended April 30, 2022 and 2021, respectively.

On February 15, 2021, the Company received $7,500 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand. Note Payable balance as of January 31, 2021 is $7,500 . Interest expense on the note was $750 and $152 for the years ended April 30, 2022 and 2021, respectively.

On June 2, 2021, the Company received $4,500 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rete of 10% and is due within 10 days of demand. The note payable balance as of April 30, 2022 is $4,500. Interest expense on the note was $808 and $0 for the years ended April 30, 2022 and 2021, respectively.

On June 3, 2021, the Company received $9,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rete of 10% and is due within 10 days of demand. The note payable balance as of April 30, 2022 is $9,000. Interest expense on the note was $11,615 and $0 for the years ended April 30, 2022 and 2021, respectively.

On July 8, 2021, the Company received $4,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rete of 10% and is due within 10 days of demand. The note payable balance as of April 30, 2022 is $4,000. Interest expense on the note was $718 and $0 for the years ended April 30, 2022 and 2021, respectively.

On July 9, 2021, the Company received $6,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rete of 10% and is due within 10 days of demand. The note payable balance as of April 30, 2022 is $6,000. Interest expense on the note was $1,707 and $0 for the years ended April 30, 2022 and 2021, respectively.

On July 21, 2021, the Company received $5,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rete of 10% and is due within 10 days of demand. The note payable balance as of April 30, 2022 is $5,000. Interest expense on the note was $897 and $0 for the years ended April 30, 2022 and 2021, respectively.

On October 31, 2021, the Company received $24,420 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rete of 10% and is due within 10 days of demand. The note payable balance as of April 30, 2022 is $24,420. Interest expense on the note was $1,211 and $0 for the years ended April 30, 2022 and 2021, respectively.

On December 31, 2021, the Company received $20,600 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rete of 10% and is due within 10 days of demand. The note payable balance as of April 30, 2022 is $20,600. Interest expense on the note was $677 and $0 for the years ended April 30, 2022 and 2021, respectively.

On January 31, 2022, the Company received $53,284 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rete of 10% and is due within 10 days of demand. The note payable balance as of April 30, 2022 is $53,284. Interest expense on the note was $1,299 and $0 for the years ended April 30, 2022 and 2021, respectively.

On February 16, 2022, the Company received $60,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rete of 10% and is due within 10 days of demand. The note payable balance as of April 30, 2022 is $60,000. Interest expense on the note was $1,200 and $0 for the years ended April 30, 2022 and 2021, respectively.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

On February 19, 2022, the Company entered into an agreement to purchase a 2108 Mitsubishi Montero Sport Wagon for 1,320,000 PHP, valued at $25,692 USD. The Company $12,846 as a down payment and financed the additional $12,846 with a note payable. The amount owing is secured by the vehicle, carries an interest rete of 9%, and is due January 25, 2026. The note payable balance as of April 30, 2022 is $11,808. Interest expense on the note was $187 and $0 for the years ended April 30, 2022 and 2021, respectively.

On March 31, 2022, the Company received $25,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rete of 10% and is due within 10 days of demand. The note payable balance as of April 30, 2022 is $25,000. Interest expense on the note was $205 and $0 for the years ended April 30, 2022 and 2021, respectively.

On April 08, 2022, the Company received $21,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rete of 10% and is due within 10 days of demand. The note payable balance as of April 30, 2022 is $21,000. Interest expense on the note was $127 and $0 for the years ended April 30, 2022 and 2021, respectively.

On April 11, 2022, the Company received $9,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rete of 10% and is due within 10 days of demand. The note payable balance as of April 30, 2022 is $9,000. Interest expense on the note was $47 and $0 for the years ended April 30, 2022 and 2021, respectively.

7. Convertible Notes Payable

Convertible Notes payable consist of the following at:

	April 30, 2022	April 30, 2021
Convertible note payable, unsecured, 10% interest, due September 13, 2022, net	$2,800	$-
Convertible note payable, unsecured, 10% interest, due September 13, 2022, net	2,400	-
Convertible note payable, unsecured, 10% interest, due September 13, 2022, net	-	-
Total convertible notes	5,200	-
Unamortized discount	(3,569)	-
Convertible notes payable, net	$1,631	$-

On August 24, 2021 the holder of $101,697 of the Company’s related party debt assigned the debt to an unrelated party. On September 13, 2021, the debt was then assigned to six note holders. The debt was then modified to include the term in the notes below

On September 13, 2021,the Company issued a $10,000 10% unsecured convertible note. The note is due on September 13, 2023 and is convertible into shares of the company’s common stock at a price of $0.002 per share. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $10,000. On September 14, 2021 $2,800 of the note principal was converted into 1,400,000 shares of the Company’s common stock, valued at $142,800, and recorded a loss on settlement of debt of $1,425,200. On October 5, 2021 $4,400 of the note principal was converted into 2,200,000 shares of the Company’s common stock, valued at $7,656,000, and recorded a loss on settlement of debt of $7,651,600. The convertible note payable balance as of April 30, 2022 is $2,800, and shown net of unamortized debt discount of $1,922. Interest expense on the note was $8,254 and $0, including $8,078 and $0 of amortization of debt discount for the years ended April 30, 2022 and 2021, respectively.

On September 13, 2021,the Company issued a $10,000 10% unsecured convertible note. The note is due on September 13, 2023 and is convertible into shares of the company’s common stock at a price of $0.002 per share. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $10,000. On September 22, 2021 $3,200 of the note principal was converted into 1,600,000 shares of the Company’s common stock valued at $1,632,000, and recorded a loss on settlement of debt of $1,628,800. On October 5, 2021 $4,400 of the note principal was converted into 2,200,000 shares of the Company’s common stock valued at 7,656,000, and recorded a loss on settlement of debt of $7,651,600. The convertible note payable balance as of April 30, 2022 is $2,400, and shown net of unamortized debt discount of $1,647. Interest expense on the note was $8,504 and $0, including $8,353 and $0 of amortization of debt discount for the years ended April 30, 2022 and 2021, respectively.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

On September 13, 2021,the Company issued a $10,000 10% unsecured convertible note. The note is due on September 13, 2023 and is convertible into shares of the company’s common stock at a price of $.002 per share. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $10,000. On September 24, 2021 $3,000 of the note principal was converted into 1,500,000 shares of the Company’s common stock valued at $1,530,000, and recorded a loss on settlement of debt of $1,527,000. On October 5, 2021 $4,400 of the note principal was converted into 2,200,000 shares of the Company’s common stock valued at 7,656,000, and recorded a loss on settlement of debt of $7,651,600. On April 19, 2022 $2,600 of the note principal was converted into 1,300,000 shares of the Company’s common stock valued at 585,000, and recorded a loss on settlement of debt of $582,400. As of April 30, 2022 the shares had not been issued and had been recorded as stock payable. The convertible note payable balance as of April 30, 2022 is $0, and is shown net of unamortized debt discount of $0 . Interest expense on the note was $10,100 and $0, including $10,000 and $0 of amortization of debt discount for the years ended April 30, 2022 and 2021, respectively.

On September 13, 2021,the Company issued a $23,898 10% unsecured convertible note. The note was due on September 13, 2022 and was convertible into shares of the company’s series B preferred stock at a price of $.001 per share. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $23,898. On September 14, 2021 the full amount of $23,898 was converted into 2,389,898 shares of the Company’s series B preferred stock, valued at $12,188,479, and recorded a loss on settlement of debt of $12,164,581. The convertible note payable balance as of April 30, 2022 is $0. Interest expense on the note was $23,898 and $0, including $23,898 and $0 of amortization of debt discount for the years ended April 30, 2022 and 2021, respectively.

On September 13, 2021,the Company issued a $23,898 10% unsecured convertible note. The note was due on September 13, 2022 and was convertible into shares of the company’s series B preferred stock at a price of $.001 per share. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $23,899. On September 14, 2021 the full amount of $23,899 was converted into 2,389,899 shares of the Company’s series B preferred stock, valued at $12,188,485, and recorded a loss on settlement of debt of $12,164,586. The convertible note payable balance as of April 30, 2022 is $0. Interest expense on the note was $23,899 and $0, including $23,898 and $0 of amortization of debt discount for the years ended April 30, 2022 and 2021, respectively.

On September 13, 2021,the Company issued a $23,898 10% unsecured convertible note. The note was due on September 13, 2022 and was convertible into shares of the company’s series B preferred stock at a price of $.001 per share. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $23,899. On September 14, 2021 the full amount of $23,899 was converted into 2,389,899 shares of the Company’s series B preferred stock, valued at $12,188,485, and recorded a loss on settlement of debt of $12,164,586. The convertible note payable balance as of April 30, 2022 is $0. Interest expense on the note was $23,899 and $0, including $23,898 and $0 of amortization of debt discount for the years ended April 30, 2022 and 2021, respectively.

8. Income Taxes

The tax effect of the significant temporary differences, which comprise deferred income tax assets and liabilities, are as follows:

	2022	2021
Statutory income tax rate	21%	21%

Income tax recovery at statutory rate	(40,683)	(10,985)

Tax effect of:
Change in valuation allowance	(40,683)	(10,985)
Income tax provision	-	-

The significant components of deferred income tax assets and liabilities are as follows:

	2022	2021
Deferred income tax assets

Non-capital losses carried forward	102,480	61,770
Valuation allowance	(102,480)	(61,770)
Net deferred income tax asset	-	-

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

As of April 30, 2022, the Company had approximately $488,000 of net operating loss carryforwards (“NOLs”) available to reduce future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will be realized.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the 2017 Tax Act and the guidance available and, based thereon, has determined that the 2017 Tax Act does not change the determination that it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has kept the full valuation allowance. As a result, the Company recorded no income tax expense during the year ended April 30, 2022.

9. Stockholders’ Equity

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

On June 1, 2021, our Board of Directors approved a reverse stock split of our issued and authorized shares of common stock on the basis of 400 old shares for one (1) new share. When completed, our issued and outstanding capital decreased from 76,000,000 shares of common stock to 190,013 shares of common stock. The $0.001 par value of our common shares remained unchanged. All share and per share information has been retroactively adjusted to reflect the reverse stock split

As of April 30, 2022 and April 30, 2021 the Company had 23,690,113 and 190,013 shares of common shares issued and outstanding, respectively.

As of April 30, 2022, and April 30, 2021 the Company had 3,000,000 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

As of April 30, 2022, and April 30, 2021 the Company had 5,689,696 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

As of April 30, 2022, and April 30, 2021 the Company had 0 and 0 shares of Series C Preferred Stock issued and outstanding, respectively.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

On September 14, 2021 a convertible debt holder converted $23,898 of debt into 2,389,898 shares of Preferred B Stock. The shares were valued at 12,188,479 and a loss on settlement of debt of $12,164,581 was recorded.

On September 14, 2021 a convertible debt holder converted $23,899 of debt into 2,389,899 shares of Preferred B Stock. The shares were valued at 12,188,485 and a loss on settlement of debt of $12,164,586 was recorded.

On September 14, 2021 a convertible debt holder converted $23,899 of debt into 2,389,899 shares of Preferred B Stock. The shares were valued at 12,188,485 and a loss on settlement of debt of $12,164,586 was recorded.

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

On September 29, 2021 the Company issued 30,000,000 shares of common stock valued at $30,600,000 or $1.02 per share per an asset purchase agreement with Ramon Mabanta  (dba World Agri Minerals Ltd. Subsequently Ramon Mabanta was appointed President, Chief Executive Officer, Chief Financial Officer and sole Board member of the Company. The value of the purchased assets was unidentifiable and the value of the shares were recorded as a loss on asset acquisition.

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

On March 30, 2022 a Preferred Series B stockholder converted 340,000 shares of Preferred Series B Stock into 1,700,000 shares of the Company’s common stock.

On March 8, 2022 the Company issued 5,000,000 shares of common stock valued at $17,450,000 for services to the Company’s Chief Executive Officer.

On April 19, 2022 $2,600 of the note principal was converted into 1,300,000 shares of the Company’s common stock valued at $585,000, and recorded a loss on settlement of debt of $582,400. As of April 30, 2022 the shares had not been issued and had been recorded as stock payable.

10. Subsequent Events

On May 5, 2022 the Company issued 1,300,000 shares of common stock valued at $585,000 for debt settled in a prior period.

On May 11, 2022 the Company issued a $30,000 note payable to a non related party. The note is unsecured bears interest at 10% per annum, and is due on demand.

On July 1, 2022, the Company issued a $16,200  note payable to a non related party. The note is unsecured bears interest at 10% per annum, and is due on demand.

On May 5, 2022, a convertible note holder converted $2,400 in principal into 1,200,000 shares of common stock at a conversion price of $0.002 per share. The shares were valued at $252,000, and a loss on settlement of debt of $249,600 was recorded.

On June 1, 2022, a convertible note holder converted $2,800 in principal into 1,400,000 shares of common stock at a conversion price of $0.002 per share. The shares were valued at $189,000, and a loss on settlement of debt of $186,200 was recorded.

On May 16, 2022 a Preferred Series B stockholder converted 400,000 shares of Preferred Series B Stock into 2,000,000 shares of the Company’s common stock.

On June 30, 2022 a Preferred Series B stockholder converted 420,000 shares of Preferred Series B Stock into 2,100,000 shares of the Company’s common stock.

On June 30, 2022 a Preferred Series B stockholder converted 480,000 shares of Preferred Series B Stock into 2,400,000 shares of the Company’s common stock.

On June 30, 2022 a Preferred Series B stockholder converted 520,000 shares of Preferred Series B Stock into 2,600,000 shares of the Company’s common stock.

