Form 10-Q
period 2022-07-31
CGS INTERNATIONAL, INC.
filed 2022-09-16
CIK 1552358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,690,013 common shares issued and outstanding as of September 7, 2022.

CGS INTERNATIONAL, INC.

QUARTERLY REPORT

2

CGS INTERNATIONAL, INC.

CONDENSED FINANCIAL STATEMENTS

July 31, 2022

Unaudited

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

BALANCE SHEETS

(UNAUDITED)

ASSETS	July 31, 2022	April 30, 2022

Cash	10,941	26,535
Prepaid expenses	-	426
Total current assets	10,941	26,961

Deposit on asset purchase	40,038	40,038
Fixed assets, net	23,389	24,681

Total assets	74,368	91,680

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	55,012	37,970
Due to related parties	83,530	78,260
Notes payable	377,831	332,372
Convertible notes payable, net	-	1,631

Total current liabilities	516,373	450,233

Total liabilities	516,373	450,233

Stockholders' deficit
Preferred shares, $0.001 par value; 46,000,000 shares authorized;
0 shares issued and outstanding as of July 31, 2022 and April 2022, respectively	-	-
Preferred shares, Series A $0.001 par value; 10,000,000 shares authorized;
3,000,000 Issued and outstanding as of July 31, 2022 and April 2022, respectively	3,000	3,000
Preferred shares, Series B $0.001 par value; 10,000,000 shares authorized;
3,869,696 and 5,689,696 shares issued and outstanding as of July 31, 2022 and April 2022, respectively	3,870	5,690
Preferred shares, Series C $0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding as of July 31, 2022 and April 2022, respectively	-	-
Common shares, $0.001 par value; 300,000,000 shares authorized;
36,690,013 and 23,690,000 shares issued and outstanding as of July 31, 2022 and April 2022, respectively	36,690	23,690
Stock payable	-	585,000
Additional paid-in capital	113,333,587	112,318,767
Accumulated deficit	(113,819,152)	(113,294,700)
Total stockholders' deficit	(442,005)	(358,553)

Total liabilities and stockholders' deficit	74,368	91,680

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	July 31,
	2022	2021

Sales	$-	$-

Operating expenses
General and administrative	41,399	9,455
Professional fees	34,375	20,000
Total operating expenses	75,774	29,455

Loss from operations	(75,774)	(29,455)

Other expenses
Interest expense	(12,878)	(2,276)
Loss on settlement of debt	(435,800)	-
Total other expense	(448,678)	(2,276)

Net loss	$(524,452)	$(31,731)

Net loss per common share: basic and diluted	$(0.02)	$(0.17)

Weighted average common shares outstanding - basic and diluted	31,237,827	190,013

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit
Balance, April 30, 2022	3,000,000	3,000	5,689,696	5,690	-	-	23,690,013	23,690	585,000	112,318,767	(113,294,700)	(358,553)
Shares issued for settlement of debt	-	-	-	-	-	-	3,900,000	3,900	(585,000)	1,022,100	-	441,000
Conversion of preferred stock to common stock	-	-	(1,820,000)	(1,820)	-	-	9,100,000	9,100	-	(7,280)	-	-
Net loss											(524,452)	(524,452)
Balance, July 31, 2022	3,000,000	3,000	3,869,696	3,870	-	-	36,690,013	36,690	-	113,333,587	(113,819,152)	(442,005)

Balance, April 30, 2021	-	-	-	-	-	-	190,193	190	-	75,810	(340,888)	(264,888)
Net loss											(31,731)	(31,731)
Balance, July 31, 2021	-	-	-	-	-	-	190,193	190	-	75,810	(372,619)	(296,619)

The accompanying notes are an integral part of these unaudited financial statements

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	July 31, 2022	July 31, 2021
Cash Flows from Operating Activities
Net loss	$(524,452)	$(31,731)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on settlement of debt	435,800	-
Amortization of debt discount	3,569	-
Depreciation	1,292	-
Changes in assets and liabilities
Prepaid expense	426	-
Accounts payable and accrued liabilities	17,042	3,231
Net cash used in operating activities	(66,323)	(28,500)

Cash Flows from Investing Activities
Net cash from financing activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable	46,200	28,500
Repayment of notes payable	(741)	-
Proceeds from related party debt	41,846	-
Repayment of related party debt	(36,576)	-
Net cash from financing activities	50,729	28,500

Net increase (decrease) in cash	(15,594)	-
Cash, beginning of period	26,535	-
Cash, end of period	$10,941	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued in conversion of note payable	$5,200	$-
Preferred stock converted into common stock	$1,820	$-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the three months ended July 31, 2022 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended April 30, 2022, as filed with the SEC.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the year ending April 30, 2023.

b)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of mineral properties, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were $10,941 and $26,535 in cash and no cash equivalents as of July 31, 2022 and April 30, 2022, respectively.

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

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

g)	Recent Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. This new guidance is effective for the Company for its fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is evaluating its potential impact but does not expect the new standard to have a material impact on the Company's results of operations or cash flows.

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40),” which reduces the number of accounting models in ASC 470-20 that require separate accounting for embedded conversion features. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. The treasury stock method should no longer be used to calculate diluted net income per share for convertible instruments. The amendment will be effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We expect the adoption of ASU 2020-06 to not have a material impact on the Company’s financial statements or disclosures.

3.	Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $505,432 and has an accumulated deficit of $113,819,152. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On February 24th, 2022 the Company entered into a definitive agreement to purchase all the assets of Agrarian Organics UK Limited for £60,000 GBP. The sale does not close until payment has been made in full. As of July 31, 2022, the Company had made payments of $40,038 which have been recorded as deposit on asset purchase on the Consolidated Balance Sheet.

5.	Due to Related Party

As of July 31, 2022 and April 30, 2022, the Company has $85,530 and $78,260 in advances and payment of expenses due to related parties, respectively. The amounts due are unsecured, non-interest bearing, and due on demand.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

6.	Notes Payable

Notes payable consist of the following at:

	July 31, 2022	April 30, 2022
Note payable, unsecured, 10% interest, due on demand	$30,000	$30,000
Note payable, unsecured, 10% interest, due on demand	500	500
Note payable, unsecured, 10% interest, due on demand	2,260	2,260
Note payable, unsecured, 10% interest, due on demand	7,500	7,500
Note payable, unsecured, 10% interest, due on demand	15,000	15,000
Note payable, unsecured, 10% interest, due on demand	16,000	16,000
Note payable, unsecured, 10% interest, due on demand	7,500	7,500
Note payable, unsecured, 10% interest, due on demand	4,500	4,500
Note payable, unsecured, 10% interest, due on demand	9,000	9,000
Note payable, unsecured, 10% interest, due on demand	4,000	4,000
Note payable, unsecured, 10% interest, due on demand	6,000	6,000
Note payable, unsecured, 10% interest, due on demand	5,000	5,000
Note payable, unsecured, 10% interest, due on demand	24,420	24,420
Note payable, unsecured, 10% interest, due on demand	20,600	20,600
Note payable, unsecured, 10% interest, due on demand	53,284	53,284
Note payable, unsecured, 10% interest, due on demand	60,000	60,000
Note payable, unsecured, 9% interest, due January 25, 2026	11,067	11,808
Note payable, unsecured, 10% interest, due on demand	25,000	25,000
Note payable, unsecured, 10% interest, due on demand	21,000	21,000
Note payable, unsecured, 10% interest, due on demand	9,000	9,000
Note payable, unsecured, 10% interest, due on demand	30,000	-
Note payable, unsecured, 10% interest, due on demand	16,200	-
Total notes Payable	$377,381	$332,372

On February 8, 2019, the Company issued a $30,000 note payable to a non related party. The note is unsecured bears interest at 10% per annum, and is due on demand. Interest expense on the note was $756 and $756 for the three months ended July 31, 2022 and 2021, respectively.

On July 14, 2020, the Company issued a $500 note payable to a non related party. The note is unsecured bears interest at 10% per annum, and is due on demand. Interest expense on the note was $13 and $13 for the three months ended July 31, 2022 and 2021, respectively.

On November 4, 2020, the Company received $15,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand. Interest expense on the note was $378 and $378 for the three months ended July 31, 2022 and 2021, respectively.

On November 10, 2020, the Company received $2,250 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand. Interest expense on the note was $57 and $56 for the three months ended July 31, 2022 and 2021, respectively.

On November 17, 2020, the Company received $7,500 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand. Interest expense on the note was $189 and $189 for the three months ended July 31, 2022 and 2021, respectively.

On February 15, 2021, the Company received $16,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand. Interest expense on the note was $403 and $403 for the three months ended July 31, 2022 and 2021, respectively.

On February 15, 2021, the Company received $7,500 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured, the note is interest bearing. Interest rate is 10% and due on demand. Interest expense on the note was $189 and $892 for the three months ended July 31, 2022 and 2021, respectively.

On June 2, 2021, the Company received $4,500 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rate of 10% and is due within 10 days of demand. Interest expense on the note was $113 and $73 for the three months ended July 31, 2022 and 2021, respectively.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

On June 3, 2021, the Company received $9,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rate of 10% and is due within 10 days of demand. Interest expense on the note was $227 and $143 for the three months ended July 31, 2022 and 2021, respectively.

On July 8, 2021, the Company received $4,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rate of 10% and is due within 10 days of demand. Interest expense on the note was $101 and $25 for the three months ended January 31, 2022 and 2021, respectively.

On July 9, 2021, the Company received $6,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rate of 10% and is due within 10 days of demand. Interest expense on the note was $151 and $36 for the three months ended July 31, 2022 and 2021, respectively.

On July 21, 2021, the Company received $5,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rate of 10% and is due within 10 days of demand. Interest expense on the note was $126 and $14 for the three months ended July 31, 2022 and 2021, respectively.

On October 31, 2021, the Company received $24,420 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rate of 10% and is due within 10 days of demand. Interest expense on the note was $615 and $0 for the three months ended July 31, 2022 and 2021, respectively.

On December 31, 2021, the Company received $20,600 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rate of 10% and is due within 10 days of demand. The note payable balance as of July 31, 2022 is $20,600. Interest expense on the note was $519 and $0 for the three months ended July 31, 2022 and 2021, respectively.

On January 31, 2022, the Company received $53,284 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rate of 10% and is due within 10 days of demand. The note payable balance as of July 31, 2022 is $53,284. Interest expense on the note was $1,343 and $0 for the three months ended July 31, 2022 and 2021, respectively.

On February 16, 2022, the Company received $60,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rate of 10% and is due within 10 days of demand. The note payable balance as of July 31, 2022 is $60,000. Interest expense on the note was $1,512 and $0 for the three months ended July 31, 2022 and 2021, respectively.

On February 19, 2022, the Company entered into an agreement to purchase a 2108 Mitsubishi Montero Sport Wagon for $25,692. The Company paid $12,846 as a down payment and financed the additional $12,846 with a note payable.  The amount owing is secured by the vehicle, carries an interest rate of 9%, and is due January 25, 2026. The Company made payments of $741 during the three months ended July 31, 2022, and the note payable balance was $11,067. Interest expense on the note was $430 and $0 for the years ended July 31, 2022 and 2021, respectively.

On March 31, 2022, the Company received $25,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rate of 10% and is due within 10 days of demand. Interest expense on the note was $631 and $0 for the years ended July 31, 2022 and 2021, respectively.

On April 08, 2022, the Company received $21,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rate of 10% and is due within 10 days of demand. Interest expense on the note was $529 and $0 for the three months ended July 31, 2022 and 2021, respectively.

On April 11, 2022, the Company received $9,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rate of 10% and is due within 10 days of demand. Interest expense on the note was $227 and $0 for the three months ended July 31, 2022 and 2021, respectively.

On May 11, 2022, the Company received $30,000 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rate of 10% and is due within 10 days of demand. Interest expense on the note was $666 and $0 for the three months ended July 31, 2022 and 2021, respectively.

On April 11, 2022, the Company received $16,200 as a loan for payment of expenses from an unrelated party. The amount owing is unsecured carries and interest rate of 10% and is due within 10 days of demand. Interest expense on the note was $133 and $0 for the three months ended July 31, 2022 and 2021, respectively.

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

6.	Convertible Notes Payable

Convertible Notes payable consist of the following at:

	July 31, 2022	April 30, 2022
Convertible note payable, unsecured, 10% interest, due September 13, 2022, net	$-	$2,800
Convertible note payable, unsecured, 10% interest, due September 13, 2022, net	-	2,400
Total convertible notes	-	5,200
Unamortized discount	-	(3,569)
Convertible notes payable, net	$-	$1,631

On August 24, 2021 the holder of $101,697 of the Company’s related party debt assigned the debt to an unrelated party, who then on September 13, 2021 assigned the debt to six note holders. The debt was then modified to include the term in the notes below

On September 13, 2021, the Company issued a $10,000 10% unsecured convertible note. The note is due on September 13, 2023 and is convertible into shares of the company’s common stock at a price of $0.002 per share. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $10,000. On September 14, 2021 $2,800 of the note principal was converted into 1,400,000 shares of the Company’s common stock, valued at $1,428,000, and recorded a loss on settlement of debt of $1,425,200. On October 5, 2021 $4,400 of the note principal was converted into 2,200,000 shares of the Company’s common stock, valued at $7,656,000, and recorded a loss on settlement of debt of $7,651,600. On June 1, 2022 $2,800 of the note principal was converted into 1,400,000 shares of the Company’s common stock, valued at $189,000, and recorded a loss on settlement of debt of $186,200.  The convertible note payable balance as of July 31, 2022 is $0.

On September 13, 2021, the Company issued a $10,000 10% unsecured convertible note. The note is due on September 13, 2023 and is convertible into shares of the company’s common stock at a price of $0.002 per share. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $10,000.  On September 22, 2021 $3,200 of the note principal was converted into 1,600,000 shares of the Company’s common stock valued at $1,632,000 and recorded a loss on settlement of debt of $1,628,800. On October 5, 2021 $4,400 of the note principal was converted into 2,200,000 shares of the Company’s common stock valued at 7,656,000 and recorded a loss on settlement of debt of $7,651,600. On May 5, 2022 $2,400 of the note principal was converted into 1,200,000 shares of the Company’s common stock valued at 252,000, and recorded a loss on settlement of debt of $249,600. The convertible note payable balance as of July 31, 2022 is $0.

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

CGS INTERNATIONAL, INC.

(formerly Tactical Services Inc.)

Notes to the Financial Statements

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

As of July 31, 2022, and April 30, 2022 the Company had 36,690,013 and 23,690,000 shares of common shares issued and outstanding, respectively.

As of July 31, 2022, and April 30, 2022 the Company had 3,000,000 and 3,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of July 31, 2022, and April 30, 2022 the Company had 3,869,696 and 5,689,696 shares of Series B Preferred Stock issued and outstanding, respectively.

As of July 31, 2022, and April 30, 2022 the Company had 0 and 0 shares of Series C Preferred Stock issued and outstanding, respectively.

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

8.	Subsequent Events

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to July 31, 2022 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical or current facts included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “could,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “might,” “will,” “objective,” “should,” “would,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described in our Form 8-K dated October 20, 2021, filed with the Securities and Exchange Commission (the “SEC”) on the same date, as well as our other SEC filings, as applicable, which factors are incorporated by reference herein. We operate in an evolving environment, new risk factors and uncertainties emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

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

Results of Operations for the three months Ended July 31, 2022 and 2021

The following summary of our results of operations should be read in conjunction with our audited financial statements for the three months ended July 31, 2022 and 2021 which are included herein.

Our operating results for the three months ended July 31, 2022 and 2021 are summarized as follows:

	July 31,
	2022	2021
General and administrative	$41,399	$9,455
Professional fees	34,375	20,000
Interest expense	12,878	2,276
Loss of settlement of debt	(435,800)	-
Net Loss	$(524,452)	$(31,731)

Operating Revenues

During the three months ended July 31, 2022 and 2021, our company did not record any revenues.

Operating Expenses

Operating expenses for the three months ended July 31, 2022 were $75,774 compared to $29,455 for the three months ended July 31, 2021. The increase in operating expenses of $29,455 was primarily attributed to an increase professional and filing fees.

Other Income

Other income consisting of interest expense and loss on settlement of debt for the three months ending July 31, 2022 was $448,678 and $2,276 for the three months ended in July 31, 2021. The increase in other in expense was the result of the Company issuing and settling notes payable.

Liquidity and Capital Resources

Working Capital

	At	At
	July 31,	April 30,
	2022	2022
Current Assets	$10,941	$26,961
Current Liabilities	$516,373	$450,233
Working Capital (deficit)	(505,432)	(423,272)

As of July 31, 2022 and April 30, 2021, we had 10,941 and 26,961 in cash and other current assets in the Company.

As of July 31, 2022, we had total current liabilities of $516,373 compared with $450,233 as of April 30, 2022.

Cash Flows

	Three months Ended July 31, 2022	Three months Ended July 31, 2021
Cash used in Operating Activities	$(66,323)	$(28,500)
Cash used in Investing Activities	$-	$-
Cash provided by Financing Activities	$50,729	$28,500
Net decrease in Cash	$(15,594)	$-

Cash flow from Operating Activities

During the three months ended July 31, 2022, we used $66,323 of cash for operating activities as compared to $500 during the three months ended July 31, 2021. The increase in cash used in operating activities was primarily the result of the increase in net loss attributed to increased operations during the quarter.

Cash flow from Financing Activities

During the nine months ended July 31, 2022, the Company received $50,729 of financing as compared to $28,500 during the three months ended July 31, 2021. The increase was attributed to increased financing during the year.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $505,432 and has an accumulated deficit of $113,819,152. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2022, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2022, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended July 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

CGS International, Inc.

Dated: September 16, 2022	/s/ Ramon Mabanta
Ramon Mabanta President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

